Form 10-K
period 1998-12-31
EARTHWEB INC
filed 1999-03-19
CIK 1067056

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                      THE SECURITIES EXCHANGE ACT OF l934

                  For the fiscal year ended December 31, 1998

                                       OR

                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25107

                                 EarthWeb Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-3899472
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                    3 Park Avenue, New York, New York 10016
                   (Address of principal executive offices,
                              including zip code)

      Registrant's telephone number, including area code:  (212) 725-6550

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section l2(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of class)

                        ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 1, 1999 of $37.75, as reported on the NASDAQ National Market was approximately $158,228,219. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 1, 1999, the registrant had outstanding 8,509,862 shares of common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) 1998 Annual Report to Stockholders - Items 5, 6, 7, 8 and 14(a). With the exception of those portions that are incorporated by reference, the Registrant's 1998 Annual Report is not deemed filed as part of this Report.
(2) Proxy Statement for the 1999 Annual Meeting of Stockholders - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, and specifically in this Item or otherwise incorporated by reference into this Annual Report on Form 10-K are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may", "will", "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by EarthWeb. These forward-looking statements involve risks and uncertainties, including those identified within "Risk Factors" and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. The actual results that EarthWeb achieves may differ materially from forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and EarthWeb assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by EarthWeb in this Annual Report on Form 10-K and in EarthWeb's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect EarthWeb's business.

EarthWeb is the leading provider of Internet-based online services to the information technology ("IT") industry worldwide. Our integrated business-to-business online services address the needs of the various sectors of the IT marketplace for content, community and commerce. EarthWeb's content offerings include a wide range of technical materials, such as resource directories, tutorials and a reference library. These materials enhance the ability of IT professionals to perform their job functions. Our community areas, such as bulletin boards and question and answer services, allow users to help one another solve technical problems and share information. Our commerce services provide a single online source for IT vendors to target an audience of IT professionals who come to EarthWeb to purchase specialized software and other products. Our recruitment services enable technical recruiters and IT managers to locate skilled IT professionals. As a global intermediary for IT professionals, advertisers and vendors, EarthWeb is positioned as a trusted third party that offers an integrated environment where these constituencies can share information, interact with one another and transact business. We believe that none of the companies, that we consider our competitors offer the depth and range of online services that we provide.

EarthWeb's flagship service, developer.com, focuses primarily on the software development and Internet segments. Developer.com features a vast collection of online resources, including the full text of more than 150 technical books, over 300 exclusive technical articles, over 375 proprietary tutorials, and access to over 150,000 technical resources. Datamation.com is a leading resource for IT enterprise managers providing case studies, technical articles and technology assessment tools, substantially all of which are our proprietary assets. EarthWeb offers additional proprietary resources for IT managers through its Intranet Journal and Y2Kinfo sites. EarthWeb's subscription service, ITKnowledge, offers subscribers the full text of 400 technical books from leading publishers. EarthWeb's online services also include javascripts.com, a resource for JavaScript developers, and jars.com, a site providing ratings and reviews of Java and other code. Our unique blend of online services currently attracts an average of over 1.4 million users a month and the email version of EarthWeb's Journal, featuring highlights from our online services, currently has over 375,000 subscribers. In February 1999 EarthWeb acquired Dice.com, a leading resource of IT job listings currently containing more than 83,000 jobs and go certify.com which provides users with information on technical certification programs, a very active and growing market. In March 1999, EarthWeb acquired The Perl Journal, a leading technical publication for developers using the Perl programming language and the related website TPJ.com.

EarthWeb was incorporated in New York in April 1996, commenced operations in October 1996 and was reincorporated in Delaware in June 1997. EarthWeb LLC transferred substantially all of its assets and liabilities to EarthWeb in October 1996 in exchange for 2,925,000 shares of common stock, which at such time represented all of the issued and outstanding common stock. From inception in 1994 until mid-1997, we primarily developed and maintained Web sites and online commerce infrastructures for our customers.

References to "EarthWeb" "we"', "our" and "us" in this Form 10-K that refer to the period prior to October 25, 1996 are to the EarthWeb's predecessors, and for the later period refer to EarthWeb.

Our principal executive office is located at 3 Park Avenue, New York, New York 10016, and our telephone number at such location is (212) 725-6550. Our corporate Web site address is http://www.earthweb.com. Information contained on our Web site is not part of this Form 10-K .

Industry Overview

IT Industry

Professionals in the IT industry have become more specialized and have grown in number as the pace and complexity of technological change has increased. IT professionals today play a central role in many organizations because their ability to deploy and integrate new information technologies is essential to executing business strategy and maintaining competitiveness. Organizations are increasingly adopting technologies such as:

 .  client/server architectures
 .  data warehousing
 .  Internet/intranet applications
 .  object-oriented software development

These and other technologies have continued to fuel the growth in the worldwide market for IT products and services, which is forecasted to grow from an estimated $834 billion in 1998 to $1.1 trillion in 2001, according to International Data Corporation ("IDC"). IT spending in 1998 in North America, Western Europe and Japan is estimated by IDC to have been 41%, 28% and 14%, respectively, of total global IT spending.

With the increasing complexity of information technology, professionals tend to develop specialized knowledge and skill bases relevant to a particular segment or sub-segment of the IT industry. These segments can be categorized into six broad areas, each with major sub-segments:

           Segment                                 Description                                 Major Sub-segments
------------------------------     -----------------------------------------     --------------------------------------------
Software Development                 Creation of software applications             C/C++, Java, Visual Basic and other
                                     using various programming languages,          programming languages, object-oriented
                                     tools and environments                        technology and visual development
                                                                                    environments

Internet Technologies and Web        Use of technologies based on Internet         Internet, intranet, extranet, Web sites,
Development                          protocols for communication and               Internet commerce, Internet security and
                                     commerce both within and between              Internet protocols
                                     organizations

Enterprise Management                Deployment of sophisticated,                  Systems management software, financial
                                     large-scale software applications and         management systems, enterprise resource
                                     systems to manage and support                 planning, Year 2000, middleware, field
                                     functions within businesses and other         sales automation, data warehousing and
                                     organizations                                 supply chain management

Networking and                       Design, installation and management of        Network and directory services, data and
Telecommunications                   infrastructure for data and voice             voice communications technologies,
                                     communications                                wireless and mobile communications and
                                                                                   Internet service provider network
                                                                                   infrastructure

Hardware                             Design, manufacture, purchase and             Personal, midrange and mainframe systems;
                                     maintenance of hardware components and        computer chip, PC display, multimedia and
                                     peripherals                                   disk storage technologies


Services, Support and                Services that support the development,        Systems integration, outsourced custom
Consulting                           implementation and maintenance of             development, systems design and
                                     enterprise computing systems                  maintenance, outsourced network
                                                                                   management and technical support

IT professionals need to stay abreast of rapid technological developments in a marketplace where vendors continually introduce new products with a variety of standards and short life cycles. They have historically relied on resources provided by IT publishers, software and hardware vendors, training service providers and fellow professionals to follow the latest trends in the industry. IDC forecasts that the IT education and training market alone will grow from an estimated $16.7 billion in 1998 to $25.8 billion in 2001. Due to the fast rate of change, however, technical information, training materials, and software tools become quickly dated and obsolete. This environment creates the following common needs among IT professionals:

  . Content. IT professionals require a wide range of independent, in-depth and up-to-date content including technical resources, such as source code, technical articles and white papers; market information about emerging products and technologies; expert technical advice; training and skills development; IT related research; and specialized reference materials.

  . Community. IT professionals need an environment in which they can share technical information with one another, work together to find solutions to common technical problems, learn about upcoming IT conferences and other industry events and seek employment and hire personnel.

  . Commerce. IT professionals increasingly need a centralized channel through which they can purchase specialized IT products. In particular, IT professionals need a source for obtaining hard-to-find technologies, including software produced by small and mid-sized vendors that is not widely available through existing channels.

IT professionals devote considerable time, effort and financial resources researching new technologies, seeking answers to technical questions and developing and implementing IT solutions. They have had to rely on fragmented and disparate sources, such as technical books and print magazines, training materials provided by service providers and traditional software retailers. None of these sources has provided a comprehensive solution for IT professionals' need for content, community and commerce.

The Internet

The Internet enables millions of people worldwide to have access to current news and information, create community among individuals with similar professional or personal interests and conduct business electronically. The number of Internet users worldwide is projected to grow from an estimated 82 million at the end of 1998 to 329 million by the year 2002, according to IDC. With this growth in the number of Internet users, the Internet is emerging as a mass communication and commerce medium, which offers advertisers and vendors certain advantages. The Internet permits advertisers to target specific demographic groups, measure the effectiveness of their advertising campaigns and revise them in response to real-time feedback. Business-to-business Internet advertising is forecasted by Forrester to increase from an estimated $290 million in 1998 to $2.6 billion in 2002 and consumer-oriented Internet advertising is forecasted by Jupiter Communications to increase from an estimated $1.9 billion to $7.7 billion in the same period. The Internet provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing customers with broad selection, increased pricing information and unparalleled convenience. IDC forecasts that total commerce on the Internet will grow from an estimated $12.4 billion in 1998 to $239.5 billion in 2001, with the business-to-business component growing from an estimated $7.3 billion to $179.4 billion in the same period.

The EarthWeb Solution

EarthWeb provides online services to IT professionals in an integrated business-to-business environment that addresses their needs for content, community and commerce. EarthWeb provides comprehensive online services for IT professionals and offers channels through which advertisers and IT vendors can target potential buyers. As a global intermediary for IT professionals, advertisers and vendors, EarthWeb is positioned as a trusted third party that offers a forum for these constituencies to share information, interact with one another and transact business.

Content. EarthWeb's online services provide access to technical resources that enhance IT professionals' ability to perform their daily job functions. These resources contain up-to-date information that allows IT professionals to keep pace with the rapidly changing IT industry. EarthWeb's technical resources include a library of full-text reference books, training materials and tutorials, technical articles, white papers and source code libraries. IT professionals can easily browse these technical resources using EarthWeb's proprietary categorization system as well as search across EarthWeb's wide range of content using a single semantic search engine.

Community. EarthWeb provides various means by which users can contribute materials to its sites and communicate with each other. Users are encouraged to submit source code, object code, development tools and other materials that are then archived in EarthWeb's directories. EarthWeb's online services also include a number of bulletin boards for technical discussion that allow users to solve problems together, and that are managed by experienced IT professionals to maintain the quality of content. These discussion threads are then archived creating an online knowledge repository for future reference. EarthWeb also provides IT professionals with a centralized calendar of upcoming conferences and other industry events and online technical job listings via its new acquisition, dice.com. EarthWeb believes that nurturing a sense of community fosters loyalty and affinity among its users and increases the amount of time they spend using its online services.

Commerce. EarthWeb provides IT professionals with a centralized online location to purchase products, including specialized software and technical books. Many of the products in the online store are difficult to find through existing channels. Vendors include major software developers, such as Microsoft, Lotus and Symantec, as well as small and mid-sized specialized software vendors. EarthWeb also provides a classified advertising service that allows IT professionals to buy and sell specialized hardware. EarthWeb has implemented an electronic software delivery mechanism that enables users to download directly a variety of software immediately after purchase.

Benefits for Advertisers and Vendors. EarthWeb provides IT advertisers and vendors with a channel to target what it believes to be the world's largest aggregation of IT professionals. Many of these professionals either make or influence purchasing decisions. EarthWeb's advertisers and vendors generally can enhance the effectiveness of their advertising or merchandising by customizing or refining advertisements, and by placing them on either a targeted area on EarthWeb's sites or across EarthWeb's entire network of online services. EarthWeb also provides small to mid-size vendors with a much needed distribution channel and the ability to focus their marketing efforts cost effectively.

Business Strategy

EarthWeb seeks to maintain and strengthen its position as the leading provider of online services to IT professionals worldwide. EarthWeb intends to achieve this objective by implementing the following key strategies:

Extend Online Services to Additional IT Segments. EarthWeb intends to extend its online services model across additional segments of the IT industry. Specifically, EarthWeb seeks to replicate, through internal development and acquisitions, its integrated service offerings to address the needs of IT professionals in segments of the IT industry beyond its current offerings in the software development, Internet and enterprise management segments. Datamation.com, for instance, provides EarthWeb with a strong service offering for the enterprise management segment. EarthWeb also intends to continue strengthening its existing online offerings by maintaining what it believes to be the most in-depth, independent and up-to-date content available for IT professionals and enhancing its interactive community building and commerce services.

Enhance Worldwide Brand Recognition. EarthWeb will continue to promote the EarthWeb brand as the leading integrated source of content, community, and commerce for all segments of the IT industry. In addition, EarthWeb plans to promote its branded online services, such as developer.com and datamation.com, under the EarthWeb umbrella through online and offline advertising, strategic alliances and other promotional activities. EarthWeb seeks to reinforce for users, advertisers, and vendors that the EarthWeb brands represent technical competence, comprehensiveness, timeliness, and neutrality. EarthWeb believes that the extension of the EarthWeb's online services model to additional IT segments will attract additional users and further enhance awareness of its brands.

Cultivate Multiple Revenue Streams. EarthWeb believes its business-to-business model has strongly positioned it to grow its existing revenue streams and develop new sources of revenue. EarthWeb currently derives substantially all of its revenues from advertising and sponsorships. With regard to advertising revenue, EarthWeb will seek to maintain or increase the premium CPM rates it commands for its targeted user base and to attract non-technology advertisers by marketing the attractive demographics of its IT professional user base. With regard to EarthWeb's other current revenue streams, EarthWeb seeks to attract more merchandisers to its online store and enter into additional brand licensing arrangements. Sources of revenue include the sale of subscriptions to premium services. EarthWeb launched its first subscription service, ITknowledge.com, in October 1998. EarthWeb has the rights to the content used in ITknowledge.com. Although EarthWeb has migrated some content from its existing sites, EarthWeb expects that most of the content in the subscription service will be content that does not exist on its other sites. EarthWeb believes that many IT professionals or their employers will be willing to pay for access to an increased volume of enhanced content. EarthWeb believes it can grow its current and future revenue streams with minimal incremental costs by leveraging its existing sales, marketing and technology infrastructure.

Grow Through Targeted Acquisitions. EarthWeb will continue to pursue acquisitions to fulfill a number of objectives. The first, and most important, is to strengthen EarthWeb's existing online services and extend its offerings into additional IT industry segments. The second is to obtain valuable brands, expertise and access to new advertisers and users. The third is to increase traffic on EarthWeb's online services. Based on EarthWeb's eight acquisitions since August 1997, EarthWeb has found that the addition of new sites generally increases traffic on its existing sites as well as on the acquired sites. EarthWeb believes it will continue to be able to find attractive candidates for acquisition.

Expand Internationally. Many IT professionals reside outside the United States and approximately one-third of EarthWeb's traffic originates internationally. EarthWeb believes that the number of IT professionals worldwide will grow significantly in the future. EarthWeb intends to capitalize on these international market opportunities through localization and translation of selected content into foreign languages and the creation of regional business ventures to increase EarthWeb's audience worldwide. EarthWeb has successfully localized and translated portions of its content for the Japanese market and has other language translation efforts underway.

Online Services

EarthWeb offers a broad range of online services to meet IT professionals' needs for content, community and commerce.

Content. The content on EarthWeb's sites includes technical resources, reference materials, decision support tools, training materials and tutorials, technical news, articles and information.

Technical Resources. EarthWeb's online services provide IT professionals with access to over 150,000 resources and examples for use in their work, including reusable source code and software interface components. EarthWeb also provides online decision support tools, including a regular technology survey of more than 1,000 IT professionals and online assessment tools enabling IT managers to evaluate their technology infrastructure. EarthWeb further provides extensive technical resource directories that are categorized using its proprietary categorization system and contain links to over 17,000 technical resources related to topics such as:

  .  Active Server Pages          .  Middleware
  .  ActiveX                      .  Perl
  .  C/C++                        .  push technology
  .  CGI                          .  Visual Basic
  .  Cold Fusion                  .  XML
  .  databases                    .  VRML
  .  distributed objects          .  databases
  .  HTML/DHTML                   .  networks
  .  intranets                    .  Year 2000
  .  Java
  .  JavaScript

Most of these technical resources are submitted by users and include links to Web sites that contain technical articles, training materials and source code. Most of the interface components are provided through licenses with various aggregators of content. EarthWeb has expended considerable time and effort in developing its proprietary categorization system, which enables users to quickly identify and locate relevant technical resources, and has received industry recognition for this system.

Reference Materials. EarthWeb believes its reference library is the largest online library of technical books for IT professionals. Its more than 150 technical reference, how-to and training books for IT professionals are provided in full text in HTML and address areas such as:

  .  ActiveX                    .  middleware
  .  APIs                       .  office suites
  .  browsers                   .  operating systems and utilities
  .  C/C++                      .  push technologies
  .  CGI                        .  servers and networks
  .  Perl                       .  SQL
  .  databases                  .  TCP/IP
  .  HTML                       .  Unix
  .  Intranets                  .  Visual Basic
  .  Java                       .  Visual InterDev
  .  Java Beans                 .  VRML
  .  JavaScript                 .  Web graphics
  .  Linux                      .  Web site management

EarthWeb is in the process of adding more than 3,000 additional books to its online reference library, which will comprise over 1.5 million pages of text. These books are provided by leading publishers, such as Macmillan Computer Publishing and the Coriolis Group, a division of International Thompson Publishing as well as others. EarthWeb also provides in-depth product analysis, benchmarks and other product reference information that facilitate product evaluation. Reference materials can be browsed by their table of contents or searched using a semantic search engine. Most of the online books can also be purchased in physical form through EarthWeb's online store.

Training Materials and Tutorials. EarthWeb features over 375 original, proprietary, in-depth technical tutorials for IT professionals on subjects such as:

  .  Active Server Pages             .  Java
  .  ActiveX                         .  JavaScript
  .  CGI                             .  multimedia
  .  databases                       .  Perl
  .  distributed objects             .  general programming
  .  emerging technologies           .  Visual Basic
  .  Internet                        .  VRML
  .  HTML/DHTML                      .  XML
  .  intranets

The tutorials include workshops on specific technical issues, online textbooks, source code, tests and quizzes. The vast majority of these tutorials are owned exclusively by EarthWeb, and the balance comes from a variety of third-party publishers. EarthWeb believes it offers one of the largest collections of training materials and tutorials for IT professionals on the Web, and adds new training materials on a weekly basis.

Technical News, Articles and Information. EarthWeb provides a range of original articles, aggregated news and case studies. EarthWeb provides a vast collection of articles on various technical subjects, including software development, Internet technologies and Web development and enterprise management. EarthWeb owns the articles that it has commissioned to be written. EarthWeb's online Journal features highlights from EarthWeb's online services as well as original news, research, analysis and feature articles. The Journal is published in HTML and email formats. Currently, the email version has over 305,000 subscribers and is growing at an average rate of more than 3,000 new subscribers each week. EarthWeb also provides news of most interest to IT professionals, which is aggregated daily from various media sources, including CMP and Ziff-Davis.

Community. EarthWeb provides useful interactive forums for IT professionals, such as technical bulletin boards, question and answer services and job listings.

Technical Bulletin Boards. EarthWeb's online services include more than 20 technical bulletin boards containing more than 3,000 interactive technical discussion threads, which are focused and managed by experienced IT professionals. There are currently over 15,000 postings on EarthWeb's Web sites. These online bulletin boards enable users to help each other solve technical problems. These bulletin boards are then archived, creating an online knowledge repository for future reference. EarthWeb enables users to locate relevant discussion threads through its search engine.

Technical Question and Answer Services. EarthWeb encourages users to submit questions or problems that are answered by EarthWeb's network of experienced IT professionals. Detailed answers are published online in a searchable format.

Technical Job Listings; Other Services. EarthWeb also provides a comprehensive calendar of upcoming IT conferences and other industry events, and hosts online conference proceedings. Dice.com lists thousands of high-tech permanent , contract, and consulting jobs nationwide for programmers, software engineers, system administrators, web developers, hardware engineers and others, and provides services exclusively to recruiting companies that place high-tech candidates at client sites. Currently, advertisers on dice.com include Manpower Technical Services, Volt Services Group and Modis Professional Services.

Commerce. EarthWeb provides a channel for IT professionals to shop online for specialized IT products.

Online Shopping. EarthWeb's online store provides IT professionals access to over 33,000 products from over 350 vendors, including Microsoft, Lotus, Symantec and other leading IT vendors. EarthWeb provides a browsable online catalog, secure transactions and physical or secure electronic delivery of software products.

Classified Ads. EarthWeb provides technical classified advertising services for the IT professional through a contractual arrangement with Classifieds2000. The classified advertising section includes listings for technical equipment ranging from desktop computers, modems and printers to hubs/repeaters, routers, servers and switches.

Marketing and Sales

Marketing

EarthWeb employs a combination of online and offline advertising and promotional campaigns to promote use of its online services by users, advertisers and vendors. EarthWeb purchases advertising on selected technical Web sites such as Infoworld Electric and ZDNet and in IT industry newsletters such as Informationweek Daily and ZDNet. Utilizing search engines such as Excite and Lycos, EarthWeb buys advertising that appears when certain keywords or topics are entered. EarthWeb is promoted by over 30,000 links from other Web sites and links on major distribution portals and search engines. Additionally, EarthWeb's Java directory has a permanent bookmark on Netscape's Communicator 4.0, and EarthWeb's developer.com was chosen as one of 21 "gold channels" in the channel directory of Microsoft Internet Explorer 4.0. EarthWeb further markets its online services through its Journal, which is currently emailed to more than 375,000 subscribers. EarthWeb also promotes its online services through traditional print media. EarthWeb has an ongoing public relations program, participates in tradeshows, conferences, speaking engagements and promotional contests and publishes articles in technical publications.

EarthWeb pursues strategic relationships with key marketing partners to enhance brand awareness. Developer.com's Gamelan directory has been exclusively designated by Sun Microsystems as "The Official Directory for Java" since
1996. Developer.com was also designated by Apple as the exclusive online location for the proceedings of the 1998 Apple Worldwide Developers Conference. EarthWeb also licenses its brands to strategic third parties such as Macmillan Computer Publishing, which established the EarthWeb Press to publish books and software for IT professionals.

Advertising Sales

EarthWeb historically has derived substantially all of its revenues from the sale of advertisements. EarthWeb believes it has been able to achieve its advertising revenues to date primarily through its ability to enable advertisers to efficiently and effectively reach targeted segments of the IT community. Based on independent research commissioned by EarthWeb, 81% of EarthWeb's users are the primary or co-primary decision-makers for purchases of Internet and Web applications in their enterprises. EarthWeb believes that targeting this audience has enabled it since the beginning of 1997 to sell advertising space at rates that are higher than the average rates charged by online services aimed at more general audiences. Based upon publicly available banner advertisement rate cards, EarthWeb's rates are approximately 2.5 to 4.0 times higher than the rates of Lycos, Excite, and Yahoo! and Infoseek, which EarthWeb believes to be a representative group of online services aimed at more general audiences. Independent research has also shown that 89% of users have some college education, 30% have at least some graduate level education and 62% are between 18 and 34 years old. EarthWeb believes these demographics will be attractive to non-technology advertisers.

EarthWeb offers advertisers two main advertising options: run-of-site and premium placement. Run-of-site advertisements rotate on a random basis throughout EarthWeb's online services, offering advertisers the broadest reach of EarthWeb users. Run-of-site advertisements are typically sold in blocks of 50,000 impressions, currently at a CPM of $68, before volume discounts and advertising agency commissions, for banner advertising. Advertisements can also be displayed in specific sections in EarthWeb's service, which target specific IT professional subsegments, at a CPM of $78, before volume discounts and advertising agency commissions, for banner advertising. EarthWeb also offers advertisers the opportunity to sponsor its weekly electronic newsletter, which reaches over 375,000 users, at a CPM of $100.

EarthWeb organizes its sales force by geographic regions as follows: New England/Eastern Canada; Mid-Atlantic; Southeast/Midwest; Southwest and two territories within the Northwest.

During the year ended December 31 1998, 168 individual advertisers, an increase of 630% over the prior year, placed advertisements on EarthWeb's online services. IBM and Microsoft accounted for approximately 11% and 10%, respectively, of EarthWeb's revenues for the year ended December 31,1998. The following is a partial list of EarthWeb's significant advertisers:

  .  Allaire                     .  Novell
  .  Apple Computer              .  Object Design
  .  CyberCash                   .  Oracle
  .  IBM                         .  O'Reilly Software
  .  Intel                       .  Seagate
  .  Lotus                       .  Silicon Graphics
  .  Microsoft                   .  Stingray
  .  Miller Freeman              .  Sun Microsystems
  .  Net Objects                 .  Tandem
  .  Netscape                    .  ZD Expo/JavaOne

Competition

EarthWeb believes it competes on the basis of brand recognition, exclusivity of content and services, quality and quantity of content, product and resource selection, convenience, reliability and speed of fulfillment. EarthWeb believes that it is differentiated and well positioned against its competitors because of its unique focus on providing a combination of content, community and commerce, including training materials, technical directories, a reference library, a knowledge repository of technical questions and answers and specialized technical products, for its users.

The market for Internet-based online services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry, and EarthWeb expects that competition will continue to intensify. EarthWeb competes with other companies who have particular sections of their Web sites directed at certain segments or sub-segments of the professional community, such as Ziff-Davis (InternetUser), CNET (builder.com and activex.com), CMP (TechWeb), Mecklermedia (webdeveloper.com), Wired Digital (Webmonkey) and IDG (Javaworld). EarthWeb also competes for circulation and advertising impressions with general interest portal and destination sites as well as traditional media. With respect to sales of products, EarthWeb competes with traditional retailers of such products, such as book, software and online retail stores.

Many of EarthWeb's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than EarthWeb. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than EarthWeb. There can be no assurance that EarthWeb will be able to compete successfully against its current or future competitors.

Infrastructure, Operations and Technology

EarthWeb makes its Web sites available using multiple Sun Microsystems and Wintel-based servers that run on Sun Solaris and Microsoft NT operating systems. For disk storage, EarthWeb partially relies on a high performance and fully redundant central storage system from EMC. The full implementation of this central storage system will significantly enhance the scalability of EarthWeb's online services. EarthWeb licenses software from the following vendors: Apache and Netscape (Web servers); Accipiter (advertising management system); BroadVision (commerce system); Netscape (subscriptions system) and CyberSource (secure credit card capture and billing).

EarthWeb maintains two data centers, one for production and one for development and staging. In the event of an outage at the production facility, the systems in the development and staging center are capable of supporting EarthWeb's online services. EarthWeb's Internet connections are fully redundant, so that if a failure in the network or equipment of one service provider occurs, traffic is automatically routed through the other provider. All of EarthWeb's production servers are powered by an uninterruptible power supply with a diesel generator designed to provide back-up power to the power supply at the production facility within seconds of a power outage. In addition, all of EarthWeb's production systems are copied to backup tapes each night and regularly stored at an off-site storage facility. EarthWeb maintains a quality assurance process to constantly monitor its servers, processes and network connectivity. EarthWeb has implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond EarthWeb's control. See "Risk Factors--Risk of capacity constraints and system failures."

Intellectual Property

EarthWeb protects its intellectual property through a combination of license agreements, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. EarthWeb obtains the majority of its content under license agreements with publishers, through work for hire arrangements with third parties and from internal staff development. EarthWeb has no patents or patents pending for its current online services and does not anticipate that patents will become a significant part of EarthWeb's intellectual property in the foreseeable future. EarthWeb also enters into confidentiality agreements with its employees, consultants, vendors and customers, license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. EarthWeb pursues the registration of its service marks in the United States and internationally, and has obtained United States service mark registration for its EarthWeb service mark and the Fang Logo Design, has been assigned Plugin Datamation and Datamation and has applied for registration of certain of its other servicemarks, such as developer.com and developer direct. The legal status of intellectual property on the Internet is currently subject to various uncertainties. See "Risk Factors--Intellectual property."

Employees

As of March 1, 1999 EarthWeb and its wholly-owned subsidiary, EW Career Solutions, Inc., which operates dice.com, had 121 full time employees, including 40 in sales and marketing. EarthWeb's future success, depends in large part on its ability to attract and retain highly qualified employees. Competition for such personnel is intense and there can be no assurance that EarthWeb will be able to retain its senior management or other key personnel in the future. EarthWeb's employees are not represented by any union, and EarthWeb considers its relations with its employees to be good.

                                  Risk Factors

Uncertainties associated with limited operating history

Although EarthWeb commenced operations in October 1994, EarthWeb did not begin operating our current business of providing online services to IT professionals until October 1995 and did not begin generating advertising revenues until June 1996. Accordingly, we have a limited operating history upon which you can evaluate our business. EarthWeb competes in the relatively new markets for Internet services and products. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Some of the risks that we face include:

  . our failure to continue to develop and extend our online service brands;

  . the rejection of our services by Internet users, vendors or advertisers;
  . our inability to maintain and increase the levels of traffic on our online services;
  . the development of similar or superior services or products by competitors; . the failure of the market to adopt the Internet as an advertising medium;
  . the failure to successfully sell Internet advertising through our internal
  . sales force;
  . reductions in market prices for Internet advertising as a result of competition or other factors;
  . our inability to integrate effectively the technology and operations of any acquired businesses or technologies with our operations; and . the inability to identify, attract, retain and motivate qualified personnel.

Our failure to address these risks could have a material adverse effect on our business, results of operations and financial condition.

Operating losses and potential need for additional funds

EarthWeb had an accumulated deficit of $17.3 million at December 31, 1998. We have also experienced operating losses as well as net losses for all of the fiscal years during which we have operated. We expect that we will continue to operate at a loss for the foreseeable future. Although our revenues have grown in recent quarters, we cannot assure you that such growth will be maintained or increased in the future. You should not rely on EarthWeb's recent revenue growth as indicative of our future results of operations. We cannot predict with accuracy our future results of operations and believe that any period-to-period comparisons of EarthWeb's results of operations are not meaningful.

We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and extend our online services. In the future, we may not generate sufficient revenues to pay for all of these operating or other expenses. If we fail to generate sufficient cash to pay these expenses, we will need to identify other sources of financing. We may not be able to borrow money or issue more shares of common stock or other securities to meet our cash needs, and even if we can complete such transactions, the terms may be unfavorable or otherwise seem unreasonable to us.

Unproven acceptance of EarthWeb's online services in a developing market

The market for EarthWeb's online services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, demand and market acceptance for recently introduced services is uncertain and we cannot predict the future growth, if any, and size of this market. The market for EarthWeb's online services may not continue to develop or become sustainable. If use of our online services fails to grow, our ability to establish other online services would be materially adversely affected. In addition, we may not be successful in our business strategy of extending our online services model to additional segments of the IT industry.

Dependence on continued growth in the use of the Internet; dependence on Internet infrastructure

Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

  . actual or perceived lack of security of information, such as credit card numbers;
  .  lack of access and ease of use;
  .  congestion of traffic on the Internet;
  . inconsistent quality of service and lack of availability of cost-effective, high speed service;
  . possible outages due to Year 2000 difficulties or other damage to the Internet;
  .  excessive governmental regulation;
  . uncertainty regarding intellectual property ownership; and . lack of high-speed modems and other communications equipment.

Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of our users. In addition, there have been certain outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on EarthWeb's online services could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If none of the foregoing changes occur, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected. In addition, even if those changes occur, we may be required to spend significant amounts to adapt our online services to any new or emerging technologies relating to the Internet.

Reliance on advertising revenues and uncertain adoption of the Internet as an advertising medium

Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our business, results of operations and financial condition could be materially adversely affected.

There are currently no standards for the measurement of the effectiveness of Internet advertising and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our or third-party measurements of advertisement delivery requests from the Web sites of Web publishers using our solutions, and our customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies that our customers may not accept.

Substantially all of our revenues are derived from banner advertisements. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we may not be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer.
The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially adversely affected by Web users' widespread adoption of such software.

We rely primarily on our in-house advertising sales force for domestic advertising sales. EarthWeb's success depends, in part, on hiring, retaining, managing, training and motivating its sales force. If a significant portion of our advertising sales force leaves, we may not be able to compete for or retain advertisers and we may not be able to sustain or increase our current advertising sales level. The reduction in the amount of revenue from advertising sales could have a material adverse effect on EarthWeb's business, results of operations and financial condition.

In addition, the competition in the sale of advertising on the Internet, including competition from Internet portals and other high-traffic sites is intense. This competition has resulted in a wide range of rates quoted by different vendors for a variety of advertising services. As a result, we cannot accurately predict the future levels of Internet advertising revenues that we will realize. The prices for Internet advertising may also be affected by competition among current and future suppliers of Internet navigational services or Web sites and advertising network. This, together with competition with other traditional media for advertising placements, could result in significant price competition, reduced pricing for Internet advertising and reductions in EarthWeb's advertising revenues.

Dependence on a limited number of advertisers

Our revenues to date have been derived from a limited number of customers and we expect that a limited number of advertisers will continue to account for a significant portion of our revenues. In particular, IBM and Microsoft accounted for approximately 11% and 10%, respectively, of EarthWeb's revenues for the year ended December 31, 1998 and our top 20 advertisers accounted for an aggregate of approximately 52% of EarthWeb's revenues during 1998. Both Microsoft and IBM advertised on EarthWeb's online services during the year ended December 31, 1997, but revenues from each accounted for less than 10% of EarthWeb's revenues during 1997. Moreover, EarthWeb typically sells pursuant to purchase order agreements, which are subject to cancellation. Current advertisers may not continue to purchase advertising from us or we may not be able to attract additional advertisers. The loss of one or more of the advertisers that represent a material portion of our revenues could have a material adverse effect on our business, results of operations and financial condition. In addition, the non-payment or late payment of amounts due by a significant advertiser could have a material adverse effect on our business, results of operations and financial condition.

New and highly competitive market; low barriers to entry

EarthWeb competes in the IT services market, which is relatively new and intensely competitive. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated because of, among other reasons, the absence of substantial barriers to entry. We expect competition to intensify as the market evolves. EarthWeb competes with other companies that direct portions of their Web sites towards certain segments or sub-segments of the IT professional community. Some of EarthWeb's competitors include:

  .  Ziff-Davis (InternetUser)
  .  CNET (builder.com and activex.com)
  .  CMP (TechWeb)
  .  Planet IT
  .  IDG (Javaworld)

In addition, our competitors for advertising are general interest portal and destination sites, as well as traditional media. Our competitors for sales of products are book, software and online retailers that sell products similar to ours. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements and to develop and promote their products and services more effectively. We may not be able to compete successfully against present or future competitors.

There are relatively low barriers to entry in the IT services market. As a result, new market entrants pose a threat to EarthWeb's business. EarthWeb does not own any patent technology that precludes or inhibits competitors from entering the IT services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, results of operations and financial condition.

Variations in quarterly results of operations; seasonality

Because of our limited operating history, we cannot plan operating expenses based solely on historical financial data. We plan our expenses based in part upon our expectations concerning future revenue. Our expenses, to a large extent, are fixed. Our quarterly revenues and operating results depend substantially upon the advertising revenues we receive within that quarter, which are difficult to forecast accurately. The cancellation or deferral of a small number of advertising contracts could have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall could have a material adverse effect on our business, results of operation and financial condition.

Our quarterly results have historically been affected by variations in the following:

  .  the level of usage of the Internet;
  .  demand for Internet advertising;
  .  the addition or loss of advertisers;
  .  the level of user traffic on EarthWeb's online services;
  . economic conditions specific to the Internet industry; and . online media and economic conditions generally.

We also believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarter of each year. As a strategic response to this, we have and may continue to make certain pricing, service or marketing decisions. We also may consummate business combinations to reduce our exposure to seasonality. Any failure of one or more of these strategies could have a material adverse effect on our business, results of operations and financial condition.

Need to develop and maintain brand recognition

We believe that establishing and maintaining the identity of our several brands is critical in attracting and expanding our audience, and that the importance of brand recognition will increase due to the growing number of Internet online services. Promotion and enhancement of EarthWeb's brands will depend largely on our success in continuing to provide high quality online services. If users do not perceive EarthWeb's existing online services to be of high quality, or if we introduce new online services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and the attractiveness of our audiences to advertisers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we (1) cannot provide high quality online services, (2) fail to promote and maintain our brands, or (3) incur excessive expenses in an attempt to improve our online services or promote and maintain our brands, our business, results of operations and financial condition could be materially adversely affected.

Dependence on Jack Hidary and William Gollan: shortage of qualified IT personnel

Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Jack D. Hidary and William Gollan. EarthWeb has employment agreements with Messrs. Hidary and Gollan. However, these key personnel may leave EarthWeb or compete with us. In addition, we have key person life insurance on only certain members of our senior management. The loss of Messrs. Hidary or Gollan or one or more of EarthWeb's other key employees could have a material adverse effect on our business, results of operations and financial condition.

Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified technical, managerial, creative, marketing, sales, product development and other specialized training, personnel. There is currently a shortage of qualified personnel in the IT services market, and this shortage is likely to continue. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate and retain qualified professionals, our business and results of operations could be materially adversely affected.

Strain on our resources due to continued growth

Our recent growth has strained our managerial, operational and financial resources. A key part of our strategy is to grow, both by hiring more personnel and through acquisitions, which will continue to strain our resources. In addition, we currently intend to establish or acquire additional services that will increase the strain on our managerial, operational and financial resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be successful in managing EarthWeb's growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Inability to identify potential acquisitions and to integrate operations

Our strategy includes the acquisition of assets of Internet-based content providers that enhance our current online services. Our continued growth will depend in part on our ability to identify suitable acquisition candidates and to acquire them on appropriate terms. In addition, the anticipated results of any acquisitions may not be realized. Some of the risks that EarthWeb may encounter in acquiring other companies include the following:

  . expenses, delays and difficulties of integrating the acquired company into EarthWeb's existing organization;
  .  potential disruption of our ongoing business;
  .  diversion of management's attention;
  .  expenses of amortizing the acquired company's intangible assets;
  .  impact on our financial condition due to the timing of the acquisition;
  .  failure to retain key personnel;
  . difficulties of integrating the personnel and cultures of the acquired company into the existing organization; and

  .  potential legal liabilities.

If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition.

Inability to expand and manage international operations

A key part of our strategy is to develop our online service brands in international markets. To date, we have had only limited experience in developing localized versions of our online services and in marketing and operating our online services internationally. We intend to enter into relationships with foreign business partners. If the international revenues are not adequate to offset our investments in international activities, our business, results of operations and financial condition could be materially and adversely affected. We may experience difficulty in managing international operations because of distance, as well as language and cultural differences.
We and any of our future foreign business associates may not be able to successfully market and operate our online services in foreign markets. Furthermore, in light of substantial anticipated competition, we believe that it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market. We cannot give you any assurance that we will be able to do so. Other risks that could affect EarthWeb's operations include:

  .  fluctuations in currency exchange rates;
  .  conversion to the "Euro" by several members of the European Union;
  .  difficulties arising from staffing and managing foreign operations;
  . unexpected changes in the legal and regulatory requirements of different countries;
  . potential political and economic instability; and . overlapping or differing tax laws.

If any of these risks materialize, EarthWeb's domestic and international businesses, results of operations and financial condition could be materially adversely affected.

Dependence on content providers

Our success depends upon our ability to provide a wide range of in-depth content. The markets for our online services are characterized by rapidly changing technology, emerging industry standards and the rapidly changing needs of our audience. We rely on a number of publishers of technical materials, our vendors and the users of our online services for the continuing provision of up-to-date content. No single content provider is material to EarthWeb's operations. However, publishers of technical materials with which we currently have a relationship, EarthWeb's current vendors or the current users of EarthWeb's online services may not continue to provide us with a similar flow of content or that may not continue to do so on the same terms and conditions. If the flow of content for our online services decreases either in terms of quality or quantity, or ceases completely, our business, results of operations and financial condition could be materially adversely affected.

Dependence on strategic alliances

We rely on strategic alliances with Sun Microsystems, IBM, Microsoft, CMP, Ziff-Davis, MacMillan and Netscape, among others, to attract users and paid advertising to our online services. These relationships may not continue or we may not be able to develop any additional third party alliances on acceptable commercial terms. No one of these strategic alliances is individually material to our operations. However, our inability to maintain current strategic relationships generally or develop new strategic relationships could have a material adverse affect on our business, results of operation and financial condition.

Risk of capacity constraints and systems failures

The performance of our online services is critical to (1) our reputation, (2) our ability to attract advertisers to our services and (3) achieving market acceptance of our online services. Any system failure, including network, software or hardware failure, that causes interruption or an increase in response time of our online services could result in decreased usage of our services. If such failures are sustained or repeated, they could reduce the attractiveness of our online services to our users, vendors and advertisers. An increase in the volume of queries conducted through our online services could strain the capacity of the software or hardware we employ, which could lead to slower response time or system failures, and, thereby, adversely affect EarthWeb's advertising revenues. We also face technical challenges associated with higher levels of personalization and localization of content delivered to users of our online services.

The process of managing advertising within our large, high traffic Internet online service is an increasingly important and complex task. EarthWeb relies on both internal and licensed third party advertising inventory management and analysis systems. We could incur so-called "make good" obligations to our advertising customers if an extended failure of our advertising system results in incorrect advertising insertions. By displacing advertising inventory, such obligations could defer advertising revenues and thereby have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent in part upon our ability to protect our operating systems against (1) physical damage from acts of God, (2) power loss, (3) telecommunications failures, (4) physical break-ins and (5) similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our online services, which could have a material adverse effect on our business, results of operations and financial condition.

Online security risks

EarthWeb is potentially vulnerable to attempts by unauthorized computer users ("hackers") to penetrate our network security. If successful, such individuals could misappropriate proprietary information or cause interruptions in our online services. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. In addition to security breaches, our inadvertent transmission of computer viruses could expose us to risk of loss or litigation and possible liability. Continued concerns over the security of Internet transactions and the privacy of the users may also inhibit the growth of the Internet generally as a means of conducting commercial transactions.

Inability to protect intellectual property

We believe that our service marks and other proprietary rights are important to our success and competitive position. We have registered certain of our service marks in the United States and abroad. We also limit access to and distribution of our proprietary information, as well as proprietary information licensed from third parties. Our management cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary information and material.

Despite our efforts to protect our intellectual property, we also face the following risks:

  . non-recognition or inadequate protection of our proprietary rights in certain foreign countries;
  . undetected misappropriation of our proprietary information or materials; . development of similar technologies by competitors;
  . unenforceablity of the non-competition agreements entered into by our employees; and
  .  infringement claims, even if not meritorious.

If any of these risks materialize, we could be required to pay significant amounts to defend our rights and our managerial resources could be diverted.

Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving, and no assurance can be given as to the future viability or value of any intellectual property rights of EarthWeb or other companies within the IT industry. We generally enter into confidentiality agreements with its employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of its technology, documentation and other proprietary information. EarthWeb pursues the registration of its service marks in the United States and internationally, and has obtained United States service mark registrations for EarthWeb and its related logo (the "Fang Logo Design"), has been assigned
Plugin Datamation and Datamation and has applied for the registration of certain additional service marks, including developer.com and developer direct. Effective trademark, copyright and trade secret protection may not be available in every country in which EarthWeb's online services are distributed or made available through the Internet. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe or misappropriate our copyrights, service marks, trade dress and similar proprietary rights.

We have licensed in the past, and expect to license in the future, certain elements of our distinctive trademarks, service marks, trade dress, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that the quality of our several brands is maintained by such licensees, no assurance can be given that such licensees will not take actions that could materially and adversely affect the value of proprietary rights or the reputation of our online services, either of which could have a material adverse effect on business, results of operation and financial condition. Also, we are aware that third parties have from time to time copied significant portions of developer.com directory listings for use in competitive Internet navigational tools and services, and we cannot guaranty that the distinctive elements of developer.com can be protected under copyright law.

Liability for information services

Because content made available by third parties may be downloaded by the online services operated or facilitated by us and may be subsequently distributed to others, there is a potential that claims will be asserted against EarthWeb for defamation, negligence or personal injury, or based on other theories due to the nature of such content. Such claims have been brought, and sometimes successfully asserted, against other online service providers. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our online services or through content and materials that may be posted by users in our classifieds, bulletin board or chat room services. By providing hypertext links to Internet sites operated by third parties, we may be exposed to claims or liability for wrongful actions by such third parties through such Internet sites. It is also possible that users could claim that we were responsible for losses incurred in reliance on information provided on EarthWeb's online services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to provide full indemnification. Any imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

U.S. and foreign government regulation and legal uncertainties

Congress has recently passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

The European Union has also recently enacted several directives relating to the Internet. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the "Action Plan on Promoting the Safe Use of the Internet," which seeks to promote the safe use of the Internet. Other European Commission directives address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet.

It is not known how courts will interpret both existing and new laws.
Therefore, EarthWeb's management is uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may reduce the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Concentration of stock ownership

As of March 1, 1999, the stockholders set forth below (and their affiliates) collectively owned approximately 77% of the outstanding shares of common stock and owned individually the percentage set forth opposite their respective names:

    Directors                         27%
    Executive officers                24%
    Warburg, Pincus Ventures, L.P.    26%

If the stockholders listed above choose to act or vote in concert, they will have the power to influence the election of EarthWeb's directors, the appointment of new management and the approval of any other action requiring the approval of EarthWeb's stockholders, including any amendments to our Amended and Restated Certificate of Incorporation and mergers or sales of all of its assets. In addition, without the consent of these stockholders, EarthWeb could be prevented from entering into certain potentially beneficial transactions.
Conversely, third parties could be discouraged from making a tender offer or bid to acquire EarthWeb at a price per share that is above the price at which the common stock trades on Nasdaq.

Anti-Takeover provisions of the Delaware General Corporation Law and EarthWeb's amended and restated certificate of incorporation

Certain provisions of the Delaware General Corporation Law (the "DGCL") and EarthWeb's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws may discourage or prevent a third party from acquiring control of EarthWeb. Such provisions may discourage bids for common stock at a premium over the market price and may adversely affect the market price and the voting and other rights of the holders of common stock. Our Amended and Restated By-laws include certain restrictions on who may call a special meeting of stockholders, and either a majority of the board of directors or the holders of 66.66% of the outstanding capital stock of EarthWeb, which are entitled to vote in the elections of the board of directors, must approve all amendments to EarthWeb's Amended and Restated By-Laws.

EarthWeb's Amended and Restated Certificate of Incorporation authorizes the board of directors to issue up to 2,000,000 shares of "blank check" preferred stock. The board of directors will have the authority without action by EarthWeb's stockholders to fix the rights, privileges and preferences of, and to issue shares of, such preferred stock. The issuance of preferred stock could make it more difficult for a third party to acquire EarthWeb. In addition, EarthWeb's Amended and Restated Certificate of Incorporation provides that the board of directors will be divided into three classes with the directors serving staggered three-year terms. Only the holders of 66.66% of the outstanding capital stock of EarthWeb that are entitled to vote in the elections of the board of directors can amend this provision. This classification could discourage a third party from attempting to gain control of EarthWeb.

Volatility of stock prices for Internet-related companies

EarthWeb's common stock began trading on the Nasdaq on November 11, 1998 and its market price has been highly volatile. In addition, the overall market for internet-related companies has been volatile. This volatility may continue. Factors that may materially adversely affect the market price of our common stock include:

  .  variations in our financial results and earnings;
  .  failure to meet or exceed estimates by securities analysts;
  .  fluctuations in the stock prices of EarthWeb's competitors;
  .  any loss of key management;
  .  adverse regulatory actions or decisions;
  . announcements of extraordinary events such as litigation or acquisitions or changes in pricing policies by EarthWeb or its competitors;
  . changes in the market for EarthWeb's online services; and . general economic, political and market conditions.

Reliance on independent market data

EarthWeb has included information in this Form 10-K relating to (1) the number of Internet users, (2) the size of Internet commerce, (3) the worldwide market for information technology products and services, (4) the size of business-to-business Internet advertising and (5) the size of the consumer related Internet advertising. This information is based on studies prepared by the Internet market research firms International Data Corporation, Forrester Research and Jupiter Communications. These studies include projections that are based on a number of assumptions including:

  .  no catastrophic failure of the Internet;
  .  the worldwide economy will resume its expansion;
  .  Internet security will be adequately addressed;
  . the number of people online and the total number of hours spent online will increase significantly over the next five years;
  . the use of the Internet will increase significantly in major foreign countries and some of such countries will adopt the U.S. style of advertising on the Internet;
  . media advertising will continue to grow in all categories and online advertising will comprise an increased percentage of all media advertising;

  . the value of online advertising dollars spent per online user hour will increase;
  .  non-technology industry Internet advertising will increase;
  . the download speed of content will increase dramatically; and . a proliferation of Internet access devices other than the PC (for example,
     PC/television sets).

If any one or more of these assumptions turns out to be incorrect, the projections based on such assumptions may be materially different from actual results. Internet-related markets and products may not grow over the next three to four years at the rates projected by International Data Corporation, Forrester Research or Jupiter Communications, or at all, and if those markets or products do not grow at such projected rates, there could be a material adverse effect on EarthWeb's business, results of operations and financial condition.

ITEM 2.  PROPERTIES

EarthWeb's headquarters are currently located in a leased facility in New York City consisting of a total of approximately 33,500 square feet of office space, the majority of which is under a ten year lease. EarthWeb believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

ITEM 3.  Legal Proceedings

EarthWeb is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 1998, stockholders holding a majority of the shares of each class of EarthWeb's outstanding voting stock executed two written consents in lieu of special meeting, in which such stockholders (1) approved an Amendment to EarthWeb's Certificate of Incorporation to effect a .65 -for-one reverse stock split and to create a staggered Board of Directors, (2) approved the adoption of EarthWeb's 1998 Stock Incentive Plan, (3) approved the adoption of EarthWeb's 1998 Employee Stock Purchase Plan, and (4) approved an Amended and Restated Certificate of Incorporation to consolidate certain prior amendments to the Certificate of Incorporation into one document.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" on page 31 of the Company's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the section entitled "Selected Financial Data" on page 10 of the Company's 1998 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11-15 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISk

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the section entitled "Management" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section entitled "Compensation of Executive Officers" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the section entitled "Principal Security Holders" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  Documents filed as part of this Report:
    --------------------------------------

The following financial statements and the Report of the Independent Accountants are incorporated herein by reference to the Registrant's 1998 Annual Report to Stockholders pursuant to Item 8:

                                                                              Page in Annual Report
                                                                             ------------------------
Balance Sheets at December 31, 1998 and 1997...............................            16
Statement of Operations for the years ended December 31, 1998, 1997 and
 1996......................................................................            17

Statements of Stockholders' Equity for the years ended December 31, 1998,
 1997 and 1996.............................................................            18

Statements of Cash Flows for the years ended December 31, 1998, 1997 and
 1996......................................................................            19

Notes to Financial Statements..............................................            20-28
Report of Independent Accountants..........................................            29

All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

b)    Reports on Form 8-K.
      -------------------
No Reports on Form 8-K were filed during the fourth quarter of 1998. A Report on Form 8-K was filed on February 16, 1999.

c)  Exhibits.
    --------

     Exhibit No.       Description
---------------------  -----------
       *2.1            Agreement and Plan of Merger among Registrant, EW Career Solutions, Inc., D&L Online, Inc., Lloyd
                       Linn, and Diane Rickert; incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
        3.1            Form of Amended and Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
        3.2            Form of Amended and Restated By-laws; incorporated by reference to Exhibit 3.2 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.1            Amended and Restated Shareholders Agreement dated as of June 24, 1997 among the Registrant, EarthWeb
                       LLC, Global Network Partners LLC ("GNP"), Warburg, Pincus Ventures, L.P. ("Warburg"), Jack D. Hidary,
                       Murray Hidary and Nova Spivack; incorporated by reference to Exhibit 4.1 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.2            Specimen Common Stock Certificate of Registrant; incorporated by reference to Exhibit 4.2 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.3            Registration Rights Agreement dated as of October 25, 1996 by and between the Registrant, Warburg,
                       EarthWeb LLC and GNP; incorporated by reference to Exhibit 4.3 to Registrant's Registration
                       Statement on Form S-1 (SEC File No. 333-60837).
        4.4            Registration Rights Agreement between Registrant, Lloyd Linn and Diane Rickert; incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
          9            Form of Voting Trust Agreement, as amended; incorporated by reference to Exhibit 9 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
       10.1            1996 Amended and Restated Stock Plan, as amended; incorporated by reference to Exhibit 10.1 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
       10.2            Employment Agreement dated January 1, 1995 between GNP (formerly EarthWeb Ltd.) and Jack D. Hidary;
                       incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).

     Exhibit No.       Description
---------------------  -----------
       10.3            Employment Agreement dated January 1, 1995 between GNP (formerly EarthWeb Ltd.) and Murray Hidary;
                       incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.4            Employment Agreement dated November 4, 1996 between the Registrant and Irene Math; incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.5            Employment Agreement dated November 3, 1997 between the Registrant and William Gollan; incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.6            Employment Agreement dated January 12, 1998 between the Registrant and John Kleine.
       10.7            Consulting Agreement dated as of August 1, 1998 between the Registrant and Nova Spivack;
                       incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.8            Intercompany Services Agreement dated October 25, 1996 among the Registrant, EarthWeb LLC, GNP
                       (formerly EarthWeb Ltd.), Jack D. Hidary, Murray Hidary and Nova Spivack, as amended; incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.9            Lease Agreement dated April 28, 1995 between 3 Park Avenue Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8  to Registrant's Registration Statement on Form
                       S-1 (SEC File No. 333-60837).
      10.10            Form of 1998 Stock Incentive Plan; incorporated by reference to Exhibit 10.9 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.11            Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.12            Employment Agreement between Registrant and Lloyd Linn; incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
       13.1            1998 Annual Report to Stockholders, portions of which are incorporated by reference herein.
       21.1            Subsidiary of Registrant.
       23.1            Consent of Independent Accountants.
         27            Financial Data Schedule.

     * Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 19, 1999.


                              EARTHWEB INC.

                              By:         /s/ Jack D. Hidary
                                  --------------------------------------
                                            Jack D. Hidary
                                  President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 19, 1999.


Name and Signature                                                      Title
-----------------------------------------------------  ---------------------------------------
               /s/ Jack D. Hidary                            President, Chief Executive
-----------------------------------------------------           Officer and Director
               Jack D. Hidary


               /s/ Murray Hidary                              Executive Vice President,
-----------------------------------------------------         Secretary, Treasurer and
               Murray Hidary                                          Director


               /s/ Nova Spivack                                       Director
-----------------------------------------------------
               Nova Spivack


               /s/ Henry Kressel                                      Director
-----------------------------------------------------
               Henry Kressel


               /s/ Cary Davis                                         Director
-----------------------------------------------------
               Carry Davis


               /s/ Irene Math                                  Vice President, Finance
-----------------------------------------------------         (Principal Financial and
               Irene Math                                        Accounting Officer)


                                 Exhibit Index
                                 -------------

Exhibit                           Description
-------                           -----------
 10.6 Employment Agreement dated January 12, 1998 between the Registrant and John Kleine

 13.1            1998 Annual Report to Stockholders

 21.1            Subsidiary of Registrant

 23.1            Consent of PricewaterhouseCoopers LLP

 27              Financial Data Schedule