Form 10-K/A
period 1998-12-30
EARTHWEB INC
filed 1999-04-16
CIK 1067056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
   ACT OF l934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 1, 1999 of $37.75, as reported on the NASDAQ National Market was approximately $158,228,219. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

  As of March 1, 1999, the registrant had outstanding 8,509,862 shares of common stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) 1998 Annual Report to Stockholders--Items 5, 6, 7, 8 and 14(a). With the exception of those portions that are incorporated by reference, the Registrant's 1998 Annual Report is not deemed filed as part of this Report.

(2) Proxy Statement for the 1999 Annual Meeting of Stockholders--Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

This 10-K/A is being filed to amend Item 14, to amend Exhibit 13.1 to replace pages 10, 17, 22, 27 and 30 of Exhibit 13.1 with amended pages, and to amend
Exhibit 27.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Documents filed as part of this Report:
   --------------------------------------

The following financial statements and the Report of the Independent Accountants are incorporated herein by reference to the Registrant's 1998 Annual Report to Stockholders pursuant to Item 8:

                                                                               Page
                                                                             -------
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

b)    Reports on Form 8-K.
      -------------------
No Reports on Form 8-K were filed during the fourth quarter of 1998. A Report on Form 8-K was filed on each of February 16, 1999 and March 26, 1999. A Report on Form 8-K/A was filed on April 15, 1999.

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
       10.3            Employment Agreement dated January 1, 1995 between GNP (formerly EarthWeb Ltd.) and Murray Hidary;
                       incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.4            Employment Agreement dated November 4, 1996 between the Registrant and Irene Math; incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.5            Employment Agreement dated November 3, 1997 between the Registrant and William Gollan; incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.6            Employment Agreement dated January 12, 1998 between the Registrant and John Kleine; incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 19, 1999.
       10.7            Consulting Agreement dated as of August 1, 1998 between the Registrant and Nova Spivack;
                       incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.8            Intercompany Services Agreement dated October 25, 1996 among the Registrant, EarthWeb LLC, GNP
                       (formerly EarthWeb Ltd.), Jack D. Hidary, Murray Hidary and Nova Spivack, as amended; incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.9            Lease Agreement dated April 28, 1995 between 3 Park Avenue Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8  to Registrant's Registration Statement on Form
                       S-1 (SEC File No. 333-60837).
      10.10            Form of 1998 Stock Incentive Plan; incorporated by reference to Exhibit 10.9 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.11            Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.12            Employment Agreement between Registrant and Lloyd Linn; incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
       13.1            Amended pages of 1998 Annual Report to Stockholders; portions of the 1998 Annual Report to Stockholders are incorporated by reference herein.
       21.1            Subsidiary of Registrant; incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
                       10-K dated March 19, 1999.
       23.1            Consent of Independent Accountants.
         27            Financial Data Schedule; incorporated by reference to Exhibit 27 to Registrant's Annual Report on Form 10-K
                       dated March 19, 1999.

     * Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 15, 1999.

                                          Earthweb Inc.

                                          By: /s/ Jack D. Hidary
                                              ---------------------------------
                                           Jack D. Hidary

                                           President and
                                           Chief Executive Officer

                                 EXHIBIT INDEX

c)  Exhibits.
    --------

     Exhibit No.       Description
---------------------  -----------
       *2.1            Agreement and Plan of Merger among Registrant, EW Career Solutions, Inc., D&L Online, Inc., Lloyd
                       Linn, and Diane Rickert; incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
        3.1            Form of Amended and Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
        3.2            Form of Amended and Restated By-laws; incorporated by reference to Exhibit 3.2 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.1            Amended and Restated Shareholders Agreement dated as of June 24, 1997 among the Registrant, EarthWeb
                       LLC, Global Network Partners LLC ("GNP"), Warburg, Pincus Ventures, L.P. ("Warburg"), Jack D. Hidary,
                       Murray Hidary and Nova Spivack; incorporated by reference to Exhibit 4.1 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.2            Specimen Common Stock Certificate of Registrant; incorporated by reference to Exhibit 4.2 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
        4.3            Registration Rights Agreement dated as of October 25, 1996 by and between the Registrant, Warburg,
                       EarthWeb LLC and GNP; incorporated by reference to Exhibit 4.3 to Registrant's Registration
                       Statement on Form S-1 (SEC File No. 333-60837).
        4.4            Registration Rights Agreement between Registrant, Lloyd Linn and Diane Rickert; incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 2, 1999.
          9            Form of Voting Trust Agreement, as amended; incorporated by reference to Exhibit 9 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
       10.1            1996 Amended and Restated Stock Plan, as amended; incorporated by reference to Exhibit 10.1 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
       10.2            Employment Agreement dated January 1, 1995 between GNP (formerly EarthWeb Ltd.) and Jack D. Hidary;
                       incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.3            Employment Agreement dated January 1, 1995 between GNP (formerly EarthWeb Ltd.) and Murray Hidary;
                       incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.4            Employment Agreement dated November 4, 1996 between the Registrant and Irene Math; incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.5            Employment Agreement dated November 3, 1997 between the Registrant and William Gollan; incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.6            Employment Agreement dated January 12, 1998 between the Registrant and John Kleine; incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 19, 1999.
       10.7            Consulting Agreement dated as of August 1, 1998 between the Registrant and Nova Spivack;
                       incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (SEC
                       File No. 333-60837).
       10.8            Intercompany Services Agreement dated October 25, 1996 among the Registrant, EarthWeb LLC, GNP
                       (formerly EarthWeb Ltd.), Jack D. Hidary, Murray Hidary and Nova Spivack, as amended; incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (SEC File No.
                       333-60837).
       10.9            Lease Agreement dated April 28, 1995 between 3 Park Avenue Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8  to Registrant's Registration Statement on Form
                       S-1 (SEC File No. 333-60837).
      10.10            Form of 1998 Stock Incentive Plan; incorporated by reference to Exhibit 10.9 to Registrant's
                       Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.11            Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to
                       Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
      10.12            Employment Agreement between Registrant and Lloyd Linn; incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 2, [copy missing].
       13.1            Amended pages of 1998 Annual Report to Stockholders; portions of the 1998 Annual Report to Stockholders are incorporated by reference herein.
       21.1            Subsidiary of Registrant; incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
                       10-K dated March 19, 1999.
       23.1            Consent of Independent Accountants.
         27            Financial Data Schedule;

     * Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.