Form 10-Q
period 1999-03-31
EARTHWEB INC
filed 1999-05-17
CIK 1067056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 0-25107

                               ----------------

                                 EARTHWEB INC.
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                              13-3899472
     (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                    3 Park Avenue, New York, New York 10016
         (Address of Principal Executive Offices, including Zip Code)
      Registrant's Telephone Number, Including Area Code: (212) 725-6550

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 12, 1999, the registrant had outstanding 9,356,082 shares of common stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:..........................................
  Condensed Consolidated Balance Sheets as of March 31, 1999 and
   December 31, 1998...................................................      2
  Condensed Consolidated Statements of Operations for the three months
   ended March 31, 1999 and 1998.......................................      3
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and 1998.......................................      4
  Notes to Condensed Consolidated Financial Statements.................      5
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................      7
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..............................................     10
Item 2. Changes in Securities and Use of Proceeds......................     10
Item 3. Defaults Upon Senior Securities................................     10
Item 4. Submission of Matters to a Vote of Security Holders............     10
Item 5. Other Information..............................................     10
Item 6. Exhibits and Reports on Form 8-K...............................     10
Signatures.............................................................     12

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             unaudited in thousands

                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents............................. $ 15,789     $ 25,292
  Restricted cash.......................................      287          287
  Accounts receivable, net..............................    2,814        1,144
  Prepaid expenses and other current assets.............      414          542
                                                         --------     --------
    Total current assets................................   19,304       27,265
  Fixed assets, net.....................................    2,977        2,069
  Intangible assets, net................................   48,012        1,069
  Other assets..........................................      119           74
                                                         --------     --------
    Total assets........................................ $ 70,412     $ 30,477
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................... $  2,119     $  1,805
  Accrued expenses......................................    6,161        1,520
  Other current liabilities.............................    5,542          234
  Short-term portion of notes payable...................      723          --
                                                         --------     --------
    Total current liabilities...........................   14,545        3,559
                                                         --------     --------
Convertible note payable, net of discount...............    4,492          --
Other liabilities.......................................    1,822           66
                                                         --------     --------
    Total liabilities...................................   20,859        3,625
                                                         --------     --------
Commitments and contingencies...........................      --           --
Stockholders' equity
  Common stock, par value $.01; 21,750,000 authorized,
   8,580,407 and 7,903,761 issued and outstanding.......       86           79
  Additional paid in capital............................   74,068       44,582
  Unearned compensation.................................     (306)        (326)
  Treasury stock, at cost 4,713 shares..................     (200)        (200)
  Accumulated deficit...................................  (24,095)     (17,283)
                                                         --------     --------
  Total stockholders' equity............................   49,553       26,852
                                                         --------     --------
  Total liabilities and stockholders equity............. $ 70,412     $ 30,477
                                                         ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 unaudited, in thousands except per share data

                                                               Quarter ended
                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
Revenues..................................................... $ 3,732  $   308
Cost of revenues.............................................   1,479      395
                                                              -------  -------
Gross profit (loss)..........................................   2,253      (87)
                                                              -------  -------
Operating expenses:
  Product development........................................     736      246
  Sales and marketing........................................   5,188      333
  General and administrative.................................   1,597      605
  Depreciation...............................................     247      163
  Amortization...............................................   1,531       70
                                                              -------  -------
    Total operating expenses.................................   9,299    1,417
                                                              -------  -------
Loss from operations.........................................  (7,046)  (1,504)
Interest and other income, net...............................     234       47
                                                              -------  -------
Net loss..................................................... $(6,812) $(1,457)
                                                              =======  =======
Basic and diluted net loss per share......................... $ (0.82) $ (0.50)
                                                              =======  =======
Weighted average shares of common stock used in computing
 basic and
 diluted net loss per share..................................   8,290    2,925
                                                              =======  =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            unaudited, in thousands

                                                              Three Months
                                                             ended March 31
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
Cash flows from operating activities:
  Net loss.................................................. $(6,812) $(1,457)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation..............................................     247      163
  Amortization..............................................   1,531       70
  Provision for doubtful accounts...........................      63        4
  Charge related to issuance of stock options...............      20      --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (316)     (61)
  Prepaid expenses and other current assets.................     263        5
  Other assets..............................................     (23)       4
  Accounts payable and accrued expenses.....................   1,253     (283)
  Other current liabilities.................................     441       42
                                                             -------  -------
Net cash used in operating activities:......................  (3,333)  (1,513)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of fixed assets..................................    (408)     (70)
  Payments for acquisitions.................................  (5,907)    (217)
  Restricted cash...........................................     --        73
                                                             -------  -------
Net cash used in investing activities.......................  (6,315)    (214)
                                                             -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............     145      --
                                                             -------  -------
Net cash provided by financing activities...................     145      --
                                                             -------  -------
Net change in cash and cash equivalents for the period......  (9,503)  (1,727)
Cash and cash equivalents, beginning of period..............  25,292    4,775
                                                             -------  -------
Cash and cash equivalents, end of period.................... $15,789  $ 3,048
                                                             =======  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in EarthWeb's annual report for the year ended December 31, 1998.

2. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

3. Acquisitions

   In February 1999, EarthWeb Inc. (EarthWeb or the Company) completed the acquisition of D&L Online, Inc. (D&L Online) which operates dice.com, a leading online job posting service for information technology professionals. The total purchase price was approximately $35.0 million. The consideration paid by EarthWeb to acquire D&L Online consisted of (a) $7.0 million in cash, $4.0 million of which was paid at closing, with the balance payable over the next year in two installments, (b) 577,778 shares of EarthWeb common stock, valued at $26.0 million, based upon the average stock price of approximately $45.00 from January 26, 1999 through February 9, 1999 and (c) additional future "earnout" payments, based on the performance of the surviving entity in the merger and related businesses, in the form of EarthWeb common stock and/or cash with an aggregate value of up to $12.0 million, of which such amounts are payable over a period of 3 years based on achievement of certain revenue targets. Under the terms of the agreement and a related escrow agreement, an aggregate of 57,778 shares of such EarthWeb common stock will be held in escrow for 18 months for the purpose of indemnifying the Company against certain liabilities of dice.com and its stockholders. The amount of consideration paid by EarthWeb was funded through the issuance of EarthWeb common stock and from the proceeds of EarthWeb's initial public offering. Under the terms of the agreement, all outstanding options to purchase D&L Online common stock were converted into non- qualified options to purchase an aggregate of 36,667 shares of EarthWeb common stock. The fair value of the options of approximately $733,000 was determined using the Black-Scholes options pricing model. The following assumptions were used in the options pricing model: stock price of $45.00, exercise price of $32.05, term of three years, risk free rate of interest of 5%, 50% volatility and a dividend yield of 0%.

   D&L Online was a customer of EarthWeb prior to the acquisition, and as a result post acquisition, all revenues from sales to D&L Online have been eliminated in consolidation. For the period from February 2, 1999 (the date of the acquisition) to March 31, 1999, D&L Online's revenues and net loss included in the company's consolidated results of operations for the quarter ended March 31, 1999 totaled $2.0 million and $1.3 million, respectively.

   The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of D&L Online had been consummated on January 1, 1998. The unaudited pro forma information does not necessarily reflect the results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                            Three months ended
                                                            -------------------
                                                            March 31, March 31,
                                                              1999      1998
                                                            --------- ---------
                                                            In thousands except
                                                              per share data
   Revenues................................................  $ 4,669   $ 1,739
   Net loss................................................  $(7,589)  $(2,857)
   Basic and diluted loss per share........................  $ (0.89)  $ (0.82)
   Weighted average of common stock outstanding............    8,493     3,503

   Pro forma adjustments include: (i) amortization of goodwill and other intangible assets over a weighted average of 4.5 years, (ii) tax effected adjustment related to D&L Online's corporation distribution which was recorded as compensation expense that will not be incurred in the future, and (iii) adjustment of the weighted average shares of common stock outstanding used in the calculation of earnings per share.

   In February 1999, the Company acquired gocertify.com, which provides users with information on technical certification programs. In March 1999, the Company acquired substantially all the assets of The Perl Journal, a leading technical publication for developers using the Perl programming language, and the related Web site TPJ.com. The aggregate purchase price of both acquisitions was $980,000, of which $750,000 is payable through March 2000 in the form of common stock or cash. The consideration paid also consists of additional future payments, based on performance, in the form of cash or common stock, with an aggregate value of up to $500,000.

   In March 1999, the Company acquired all the capital stock of MicroHouse for approximately $9 million, subject to purchase price adjustments. In addition, EarthWeb assumed $1.7 million in debt as part of the acquisition. The consideration paid by EarthWeb to acquire all the capital stock of MicroHouse consisted of (a) $1.6 million in cash, $1.0 million of which was paid at closing, with $500,000 and $95,000 of the balance payable on July 19, 1999 and April 1, 2000, respectively, (b) 50,856 shares of EarthWeb common stock delivered at closing, valued at $2.2 million, based upon a stock price of $43.14 of which 48,314 shares were delivered to the sellers and the balance were delivered to Ascent Partners, Inc. as a fee in connection with the acquisition and (c) promissory notes in an aggregate amount of $4,973,719 convertible into 126,475 shares of common stock on March 20, 2000 (collectively, the "Promissory Notes"). The beneficial conversion feature related to the note payable of approximately $482,000 will be amortized over the one year life of the note payable. Such purchase price was funded through the issuance of EarthWeb common stock and the Promissory Notes, and from the proceeds of EarthWeb's initial public offering.

   Pro forma results of operations to reflect the acquisition of MicroHouse as if it occurred on January 1, 1998 will be presented in the Company's Form 8-K/A to be filed during May 1999.

   These acquisitions have been accounted for using the purchase method of accounting. The results of operations for each have been included with those of the Company for periods subsequent to the date of each acquisition.

4. Subsequent Event

   On May 7, 1999, the Company completed a secondary public offering of 1,300,000 shares of Common Stock at an offering price of $37.00 per share, of which 750,000 shares were sold by the Company and 550,000 shares were sold by selling stockholders. Net proceeds to the Company, net of issuance costs, were approximately $24.8 million. The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansions, technical upgrades of internal systems and working capital requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report for the year ended December 31, 1998, and the supplemental consolidated financial statements and notes thereto contained in the Company's current report on Form 8-K/A dated April 15, 1999, reflecting the acquisition of D&L Online. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to EarthWeb as of the date thereof , and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

   EarthWeb completed four acquisitions in the first quarter ended March 31, 1999. In February 1999, EarthWeb completed the acquisition of D&L Online, which owns dice.com, a leading online job posting service for IT professionals, for approximately $35 million in shares of common stock and cash (of which approximately $3 million is payable through February 2000) with additional future "earnout" payments of up to $12 million to be paid upon the achievement of specified revenue targets. Gocertify.com, which provides users with information on technical certification programs, was also acquired in February 1999. In March 1999, EarthWeb acquired substantially all of the assets of The Perl Journal, a leading technical publication for developers using the Perl programming language, and the related Web site TPJ.com. The aggregate purchase price for gocertify.com and The Perl Journal was $980,000, of which $750,000 is payable through March 2000 in the form of common stock or cash, with additional consideration to be paid based upon future performance. In March 1999, EarthWeb acquired all of the capital stock of MicroHouse, for approximately $9 million in shares of common stock, convertible notes and cash, subject to adjustment. In addition, EarthWeb assumed $1.7 million of debt as part of the acquisition. These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price of each have been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets resulting from these acquisitions will be amortized on a straight-line basis over a period of three to five years.

Results of Operations

   Revenues. Revenues for the three months ended March 31, 1999 increased 1,112% to $3.7 million from $308,000 for the three months ended March 31, 1998. The increase in revenues was primarily due to an increase in advertising revenues of $3.1 million. Growth in advertising revenues was attributable to the acquisition of D&L Online and an increase in volume of advertising sold. The net impact on advertising revenues from the acquisition of D&L Online was an increase of approximately $1.9 million. Advertising revenues including paid listings, banners and sponsorships represented 92% of revenues for the quarter ended March 31, 1999. For the quarter ended March 31, 1999, no advertiser, accounted for more than 10% of revenues. Two customers accounted for approximately 33% of revenues for the quarter ended March 31, 1998. Barter transactions accounted for approximately 13% and 23% of revenues for the quarters ended March 31, 1999 and 1998, respectively. For both periods, barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

   Results for the quarter include the operating results of D&L Online, from February 2, 1999, and the operating results of MicroHouse, from March 19, 1999, which are the respective dates each company was acquired by EarthWeb. All transactions were accounted for as purchases.

   Cost of Revenues. EarthWeb's cost of revenues consists primarily of employee salaries and related expenses (including payroll taxes and benefits), consulting fees, freelance writing costs, Internet access and hosting fees, computer systems related expenses and content licensing fees required to support and deliver

EarthWeb's online services. Cost of revenues for the three months ended March 31, 1999 increased 274% to $1.5 million from $395,000 for the three months ended March 31, 1998. The increase in cost of revenues was primarily attributable to increased employee salaries and related expenses, consulting fees, and freelance writing costs due to the expansion of EarthWeb's online service offerings.

   Product Development Expenses. EarthWeb's product development expenses consist primarily of employee salaries and related expenses (including payroll taxes and benefits), consulting fees and computer systems related expenses required to support the development of new service offerings. Product development expenses for the three months ended March 31, 1999 increased 199% to $736,000 from $246,000 for the three months ended March 31, 1998. The increase in product development expenses was primarily attributable to the expansion of EarthWeb's online service offerings.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising (including expenses recorded for barter transactions), employee salaries, commissions and related expenses (including payroll taxes and benefits) of EarthWeb's sales force and marketing personnel, promotional materials and trade show exhibition expenses. Sales and marketing expenses for the three months ended March 31, 1999 increased 1,458% to $5.2 million from $333,000 for the three months ended March 31, 1998. The increase was primarily attributable to an increase in advertising expenses of approximately $2.9 million of which $886,000 relates to expenses of D&L Online. Additionally, salaries, commissions and related costs increased approximately $1.1 million due to the expansion of sales force of which $250,000 relates to D&L Online. Management expects sales and marketing expenses to increase due to the continuing growth of its sales force and its planned increase in advertising and promotional activities.

   General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and related expenses (including payroll taxes and benefits) for executive, administrative, and accounting personnel, facility costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three months ended March 31, 1999 increased 164% to $1.6 million from $605,000 for the three months ended March 31, 1998. The increase in general and administrative expenses was primarily attributable to increased employee salaries and related expenses (including payroll taxes & benefits) and professional fees. Management expects general and administrative expenses to increase in future periods due to the growth of EarthWeb's business.

   Depreciation and Amortization. Depreciation and amortization consists primarily of depreciation of property and equipment and amortization of intangible assets related to acquisitions. Depreciation and amortization for the three months ended March 31, 1999 increased 663% to $1.8 million from $233,000 for the three months ended March 31, 1998. The increase was primarily a result of the amortization of intangible assets from the acquisition of D&L Online of $1.3 million and additional depreciation on property and equipment.

   Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents. Interest and other income, net for the three months ended March 31, 1999 increased 397% to $234,000 from $47,000 for the three months ended March 31, 1998. The increase was primarily the result of higher average cash balances during 1999, primarily from the proceeds of EarthWeb's initial public offering in November 1998.

   Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through March 31, 1999. Given EarthWeb's limited operating history, losses incurred to date and the difficulty in accurately forecasting EarthWeb's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

   EarthWeb historically has satisfied its cash requirements primarily through offerings of common stock and convertible preferred stock and lease financing.

   Net cash used in operating activities was $ 3.3 million for the three months ended March 31, 1999 and $1.5 million for the three months ended March 31, 1998. Cash used in operating activities for 1999 resulted primarily from a net loss of $6.8 million offset by amortization and depreciation and increases in accounts payable and accrued expenses. Cash used in operating activities in 1998 was primarily attributable to a net loss of $1.5 million.

   Net cash used in investing activities for the three months ended March 31, 1999 of $ 6.3 million was primarily attributable to acquisitions of $ 5.9 million. Net cash used in investing activities of $214,000 for 1998 was primarily attributable to cash used for acquisitions and the purchase of fixed assets.

   Net cash from financing activities was $ 145,000 for the three months ended March 31, 1999. On May 7, 1999, the Company completed a secondary public offering of 1,300,000 shares of Common Stock at an offering price of $37.00 per share, of which 750,000 shares were sold by the Company and 550,000 shares were sold by selling stockholders. Net proceeds to the Company, net of issuance costs, were approximately $24.8 million. The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansion, technical upgrades of internal systems and working capital requirements.

   EarthWeb will record a one-time operating expense of approximately $775,000 in the second quarter of 1999, in connection with the April 1999 grant of stock options to MicroHouse employees and the May 1999 public offering, in which EarthWeb has agreed to pay certain underwriting discounts incurred in connection with the sale of shares by certain employee selling shareholders.

   EarthWeb will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of EarthWeb, which may require the use of cash. Management believes that existing cash balances, will be sufficient to meet anticipated cash requirements for at least the next twelve months; however, EarthWeb may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in dilution to EarthWeb's stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   EarthWeb is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   On May 7, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-75771). Pursuant to this Registration Statement. the Company completed a secondary public offering of 1,300,000 shares of its Common Stock at a secondary public offering price of $37.00 per share (the "Offering"). The Offering was managed by JP Morgan & Co., Bear Stearns & Co. Inc., Volpe Brown Whelan & Company and Wit Capital Corporation. Proceeds to the Company, net of offering costs, from the offering totaled approximately $24.8 million. In connection with the sale of shares by certain employee selling stockholders, EarthWeb agreed to pay approximately $275,000 of underwriting discounts (and income taxes incurred in connection with such reimbursements). The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansions, technical upgrades of internal systems and working capital requirements.

   On February 2, 1999, EarthWeb completed the acquisition of D&L Online, for aggregate consideration of $35 million including 577,778 shares of common stock to the stockholders of D&L Online. Additional consideration for the acquisition included future payments, based on the performance of D&L Online, in the form of EarthWeb's common stock or cash, at EarthWeb's option, with an aggregate value of up to $12 million. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering.

   On March 19, 1999, EarthWeb completed the acquisition of MicroHouse International, for aggregate consideration including 50,856 shares of common stock and a convertible promissory note in the original principal amount of $4,973,719, which is convertible into 126,475 shares of common stock on March 20, 2000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, regarding transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

 a) Exhibits.

 Exhibit No. Description
 ----------- -----------
   2.2       Securities Purchase Agreement among the Registrant, MicroHouse
             International, Inc. and Steve Anderson, Doug Anderson, Robert
             Anderson and Ascent Partners, incorporated by reference to Exhibit
             2.1 of Registrant's Current Report on Form 8-K dated March 12,
             1999.
   4.5       Registration Rights Agreement dated as of March 19, 1999 between
             Registrant, Steve Anderson, Doug Anderson, Robert Anderson and
             Ascent Partners, Incorporated by reference to Exhibit 4.1 to the
             Registrant's Current Report on Form 8-K dated March 12, 1999.
   4.6       Zero Coupon Convertible Promissory Note dated as of March 19,
             1999, of Registrant in favor of Steve Anderson, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on
             Form 8-K dated March 12, 1999.
   4.7       Zero Coupon Convertible Promissory Note dated as of March 19,
             1999, of Registrant in favor of Doug Anderson, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on
             Form 8-K dated March 12, 1999.
   4.8       Zero Coupon Convertible Promissory Note dated as of March 19,
             1999, of Registrant in favor of Robert Anderson, incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on
             Form 8-K dated March 12, 1999.
   27        Financial Data Schedule.

 b) Reports on Form 8-K.

   A report on Form 8-K was filed on February 16, 1999, disclosing the purchase by EarthWeb of D&L Online, and March 26, 1999, disclosing the purchase by EarthWeb of MicroHouse, International.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 14, 1999.

                                          EARTHWEB INC.

                                          By: /s/ Jack D. Hidary
                                            ___________________________________
                                                 Jack D. Hidary
                                                 President and Chief Executive
                                                  Officer

                                          By: /s/ Irene Math
                                            ___________________________________
                                                 Irene Math
                                                 Senior Vice President,
                                                  Finance (Principal Financial
                                                  and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 14, 1999.