Form 10-Q
period 1999-06-30
EARTHWEB INC
filed 1999-08-13
CIK 1067056

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

  For the quarterly period ended June 30, 1999

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 1, 1999, the registrant had outstanding 9,400,522 shares of common stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:..........................................
  Condensed Consolidated Balance Sheets as of June 30, 1999 and
   December 31, 1998...................................................      3
  Condensed Consolidated Statements of Operations for the three months
   and six months ended June 30, 1999 and 1998.........................      4
  Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998........................................      5
  Notes to Condensed Consolidated Financial Statements.................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................      7
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..............................................     10
Item 2. Changes in Securities and Use of Proceeds......................     10
Item 3. Defaults Upon Senior Securities................................     10
Item 4. Submission of Matters to a Vote of Security Holders............     10
Item 5. Other Information..............................................     10
Item 6. Exhibits and Reports on Form 8-K...............................     10
Signatures.............................................................     11

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             unaudited in thousands

                                                         June 30,  December 31,
                                                           1999        1998
                                                         --------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents............................. $ 36,345    $ 25,292
  Restricted cash.......................................      287         287
  Accounts receivable, net..............................    3,415       1,144
  Prepaid expenses and other current assets.............      470         542
                                                         --------    --------
    Total current assets................................   40,517      27,265
  Fixed assets, net.....................................    3,797       2,069
  Goodwill and Intangible assets, net...................   44,966       1,069
  Other assets..........................................      535          74
                                                         --------    --------
    Total assets........................................ $ 89,815    $ 30,477
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................... $  2,060    $  1,805
  Accrued expenses......................................    7,393       1,520
  Other current liabilities.............................    6,655         234
  Short-term portion of notes payable...................      704         --
                                                         --------    --------
    Total current liabilities...........................   16,812       3,559
                                                         --------    --------
Convertible note payable, net of discount...............    4,627         --
Other liabilities.......................................    2,163          66
                                                         --------    --------
    Total liabilities...................................   23,602       3,625
                                                         --------    --------
Commitments and contingencies...........................      --          --
Stockholders' equity
  Common stock, par value $.01; 21,750,000 authorized,
   9,396,825 and 7,903,761
   issued and outstanding...............................       94          79
  Additional paid in capital............................  100,344      44,582
  Unearned compensation.................................     (754)       (326)
  Treasury stock, at cost 4,713 shares..................     (200)       (200)
  Accumulated deficit...................................  (33,271)    (17,283)
                                                         --------    --------
  Total stockholders' equity............................   66,213      26,852
                                                         --------    --------
  Total liabilities and stockholders' equity............ $ 89,815    $ 30,477
                                                         ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 unaudited, in thousands except per share data

                                            Three months     Six months ended
                                           ended June 30,        June 30,
                                           ----------------  -----------------
                                            1999     1998      1999     1998
                                           -------  -------  --------  -------
Revenues.................................. $ 7,199  $   666  $ 10,931  $   974
Cost of revenues..........................   2,587      398     4,066      793
                                           -------  -------  --------  -------
Gross profit..............................   4,612      268     6,865      181
                                           -------  -------  --------  -------
Operating expenses:
  Product development.....................     879      310     1,616      556
  Sales and marketing.....................   6,724      477    11,911      810
  General and administrative..............   3,031      726     4,629    1,332
  Depreciation............................     365      174       611      349
  Amortization............................   2,948       70     4,479      128
                                           -------  -------  --------  -------
    Total operating expenses..............  13,947    1,757    23,246    3,175
                                           -------  -------  --------  -------
Loss from operations......................  (9,335)  (1,489)  (16,381)  (2,994)
Interest and other income, net............     159       30       393       78
                                           -------  -------  --------  -------
Net loss.................................. $(9,176) $(1,459) $(15,988) $(2,916)
                                           =======  =======  ========  =======
Basic and diluted net loss per share...... $ (1.02) $ (0.50) $  (1.85) $ (1.00)
                                           =======  =======  ========  =======
Weighted average shares of common stock
 used in computing basic and diluted net
 loss per share...........................   9,006    2,931     8,651    2,928
                                           =======  =======  ========  =======



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            unaudited, in thousands

                                                            Six Months ended
                                                                June 30
                                                            -----------------
                                                              1999     1998
                                                            --------  -------
Cash flows from operating activities:
  Net loss................................................. $(15,988) $(2,916)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation.............................................      611      349
  Amortization.............................................    4,479      128
  Provision for doubtful accounts..........................      124        7
  Unrealized gain on securities............................       29      --
  Charge related to issuance of stock options..............      603      --
  Interest expense on convertible note.....................      135      --
Changes in operating assets and liabilities:
  Accounts receivable......................................     (977)    (205)
  Prepaid expenses and other current assets................      207       78
  Other assets.............................................      (96)     364
  Accounts payable and accrued expenses....................    2,511      (53)
  Other current liabilities................................    1,232     (272)
  Other liabilities........................................      713      --
                                                            --------  -------
Net cash used in operating activities......................   (6,417)  (2,520)
                                                            --------  -------
Cash flows from investing activities:
  Purchase of fixed assets.................................   (1,394)    (252)
  Payments for acquisitions................................   (5,773)    (494)
  Purchase of investment securities........................     (344)     --
  Restricted cash..........................................      --       145
                                                            --------  -------
Net cash used in investing activities......................   (7,511)    (601)
                                                            --------  -------
Cash flows from financing activities:
  Payment on note payable..................................     (389)     --
  Proceeds from issuance of common stock, net..............   25,370    3,103
                                                            --------  -------
Net cash provided by financing activities..................   24,981    3,103
                                                            --------  -------
Net change in cash and cash equivalents for the period.....   11,053      (18)
                                                            --------  -------
Cash and cash equivalents, beginning of period.............   25,292    4,775
                                                            --------  -------
Cash and cash equivalents, end of period................... $ 36,345  $ 4,757
                                                            ========  =======

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

3. Business Combinations

   In February 1999, EarthWeb Inc. (EarthWeb or the Company) acquired D&L Online, Inc. (D&L Online) for a total base purchase price of approximately $35 million in the form of cash and common stock with additional consideration of up to $12.0 million to be based on future performance. In March 1999, EarthWeb acquired MicroHouse International (MicroHouse) for approximately $9 million in the form of cash, common stock and a convertible note payable. In addition EarthWeb assumed $1.7 million in debt as part of the acquisition. The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of D&L Online and MicroHouse had been consummated on January 1, 1998. The unaudited pro forma information does not necessarily reflect the results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                             Six months ended
                                                             ------------------
                                                             June 30,  June 30,
                                                               1999      1998
                                                             --------  --------
                                                               In thousands
                                                                except per
                                                                share data
   Revenues................................................. $ 13,012  $ 5,954
   Net loss................................................. $(17,718) $(8,701)
   Basic and diluted loss per share......................... $  (2.02) $ (2.45)
   Weighted average of common stock outstanding.............    8,774    3,557

   Pro forma adjustments include: (i) amortization of goodwill and other intangible assets over a weighted average of 4.5 years and 4 years for D&L Online and MicroHouse, respectively, (ii) adjustment related to D&L Online's S corporation distribution which was recorded as compensation expense that will not be incurred in the future, as well as to record the associated tax charge which does not assume the utilization of EarthWeb's net operating loss carryforwards, (iii) adjustment to record compensation expense related to options issued to MicroHouse employees to purchase common stock at an exercise price below the fair market value of the EarthWeb common stock at the date of grant, (iv) adjustment to reflect the accretion of the discount on the convertible note issued in the connection with the acquisition of MicroHouse, and (v) adjustment of the weighted average shares of common stock outstanding used in the calculation of earnings per share to reflect shares issued in connection with the acquisition of D&L Online and MicroHouse.

4. Sale of Common Stock

   On May 7, 1999, the Company completed a secondary public offering of 1,300,000 shares of Common Stock at an offering price of $37.00 per share, of which 750,000 shares were sold by the Company and 550,000 shares were sold by selling stockholders. Proceeds to the Company, net of issuance costs, were approximately $25.4 million. The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansions, technical upgrades of internal systems and working capital requirements.

5. Subsequent Events

   In July 1999, EarthWeb acquired the website SysOpt.com, an online service which provides information on computer hardware products. In August 1999, EarthWeb acquired the website Codeguru.com, an online service for Windows programmers. The aggregate base purchase price for both was approximately $12.0 million, payable in the form of common stock, cash and a convertible note payable. Additional consideration in the form of cash or stock, with an aggregate value of up to approximately $6 million may be required to be paid if certain contingencies are met. Such amounts would be payable through 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report for the year ended December 31, 1998. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward- looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to EarthWeb as of the date thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

   Revenues. Revenues for the three and six months ended June 30, 1999 were $7.2 million and $10.9 million, respectively versus $666,000 and $974,000 for the three and six months ended June 30, 1998. The increases in revenues were primarily due to growth in advertising revenues, attributable to the acquisition of D&L Online and increases in the volume of advertising sold resulting from increases in the number of advertising customers. The net impact on advertising revenues from the acquisition of D&L Online for the three and six months ended June 30, 1999 was an increase of approximately $3.6 million and $5.5 million, respectively. Advertising revenues including paid listings, banners and sponsorships represented 86% and 88% of total revenues for the quarter and six months ended June 30, 1999 compared to 96% and 95% of total revenues in the quarter and six months ended June 30, 1998. For the quarter ended June 30, 1999, no advertiser accounted for more than 10% of revenues while three customers accounted for approximately 32% of revenues for the quarter ended June 30, 1998. Barter transactions accounted for approximately 11% of revenues for both the quarter and six months ended June 30, 1999 and 25% of revenues for the quarter and six months ended June 30, 1998, respectively. For both periods, barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

   Cost of Revenues. Cost of revenues consists primarily of employee salaries and related expenses (including payroll taxes and benefits), consulting fees, freelance writing costs, royalties, Internet access and hosting fees, computer systems related expenses and content licensing fees required to support and deliver EarthWeb's online services. Cost of revenues for the three and six months ended June 30, 1999 were

$2.6 million and $4.1 million, respectively, representing 36 % and 37% of total revenues as compared to $398,000 and $793,000 for the three and six months ended June 30, 1998, which represented 60% and 81% of total revenues. The absolute dollar increase in cost of revenues was primarily attributable to increased employee salaries and related expenses, consulting fees, freelance writing costs, and royalties due to the expansion of EarthWeb's online service offerings of which approximately $925,000 and $1.2 million related to the expenses of D&L Online and MicroHouse for the three and six months ended June 30, 1999. Management expects cost of revenues to increase in absolute dollars in future periods due to the growth of EarthWeb's business.

   Product Development Expenses. Product development expenses consist primarily of employee salaries and related expenses (including payroll taxes and benefits), consulting fees and computer systems related expenses required to support the development of new service offerings. Product development expenses for the three and six months ended June 30, 1999 were $879,000 and $1.6 million, respectively, representing 12% and 15% of total revenues as compared to $310,000 and $556,000 for the three and six months ended June 30, 1998, which represented 47% and 57% of total revenues. The increase in product development expenses was primarily attributable to the expansion of EarthWeb's online service offerings.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising (including expenses recorded for barter transactions), employee salaries, commissions and related expenses (including payroll taxes and benefits) of EarthWeb's sales force and marketing personnel, promotional materials and trade show exhibition expenses. Sales and marketing expenses for the three and six months ended June 30, 1999 were $6.7 million and $11.9 million, respectively, representing 93% and 109% of total revenues as compared to $477,000 and $810,000 for the three and six months ended June 30, 1998, which represented 72% and 83% of total revenues. The increases in the quarter and six months ended June 30, 1999, were primarily attributable to increases in advertising expenses of approximately $3.1 million and $6.2 million, respectively, of which approximately $828,000 and $1.7 million related to the expenses of D&L Online and MicroHouse. Additionally, salaries, commissions and related costs increased approximately $1.7 million and $3.0 million for the quarter and six months ended June 30, 1998, respectively, due to the expansion of the sales force of which $721,000 and $1.1 million related to the expenses of D&L Online and MicroHouse. Management expects sales and marketing expenses to increase due to the continuing growth of its sales force and its planned increase in advertising and promotional activities.

   General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and related expenses (including payroll taxes and benefits) for executive, administrative, and accounting personnel, facility costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three and six months ended June 30, 1999 were $3.0 million and $4.6 million, respectively, representing 41% and 42% of total revenues as compared to $726,000 and $1.3 million for the three and six months ended June 30, 1998, which represented 109% and 137% of total revenues. The increase in general and administrative expenses was primarily attributable to increased employee salaries and related expenses (including payroll taxes and benefits), facility costs, recruiting fees and professional fees. Included in general and administrative expenses in the second quarter of 1999, EarthWeb recorded a one-time charge of approximately $672,000, including a $500,000 non-cash charge related to the April 1999 grant of stock options to MicroHouse employees and the May 1999 public offering, in which EarthWeb agreed to pay certain underwriting discounts incurred in connection with the sale of shares by certain employee selling shareholders. Management expects general and administrative expenses to increase in future periods due to the growth of EarthWeb's business.

   Depreciation. Depreciation consists primarily of depreciation of property and equipment. Depreciation for the three and six months ended June 30, 1999 was $365,000 and $611,000, respectively, representing 5% and 6% of total revenues as compared to $174,000 and $349,000 for the three and six months ended June 30, 1998, which represented 26% and 36% of total revenues. The increase was primarily a result of additional depreciation due to purchases of fixed assets. Management expects depreciation to increase in future periods due to the growth of EarthWeb's business.

   Amortization. Amortization consists primarily of amortization of intangible assets related to acquisitions. Amortization for the three and six months ended June 30, 1999 were $2.9 million and $4.5 million, respectively, both representing 41% of total revenues as compared to $70,000 and $128,000 for the three and six months ended June 30, 1998, which represented 11% and 13% of total revenues. The increases in the quarter and six months ended June 30, 1999 were primarily a result of the amortization of intangible assets recorded upon the acquisitions of D&L Online and MicroHouse of approximately $2.7 million and $4.1 million.

   Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents. Interest and other income, net for the three and six months ended June 30, 1999 were $159,000 and $393,000, respectively, representing 2% and 4% of total revenues as compared to $31,000 and $78,000 for the three and six months ended June 30, 1998, which represented 5% and 8% of total revenues. The increase was primarily the result of higher average cash balances during 1999, primarily from the proceeds of EarthWeb's public offerings in November of 1998 and May of 1999.

   Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through June 30, 1999. Given EarthWeb's limited operating history, losses incurred to date and the difficulty in accurately forecasting EarthWeb's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

   EarthWeb historically has satisfied its cash requirements primarily through offerings of common stock and convertible preferred stock and lease financing.

   Net cash used in operating activities was $6.4 million for the six months ended June 30, 1999 and $2.5 million for the six months ended June 30, 1998. Cash used in operating activities for 1999 resulted primarily from a net loss of $16.0 million offset by amortization of $4.5 million and increases in accounts payable and accrued expenses and other current liabilities of $3.7 million. Cash used in operating activities in 1998 was primarily attributable to a net loss of $2.9 million.

   Net cash used in investing activities for the six months ended June 30, 1999 of $7.5 million was primarily attributable to acquisitions of $5.8 million and purchases of fixed assets. Net cash used in investing activities of $601,000 for 1998 was primarily attributable to cash used for acquisitions and the purchase of fixed assets.

   Net cash from financing activities was $25.0 million and $3.1 million for the six months ended June 30, 1999 and 1998, respectively. On May 7, 1999, the Company completed a secondary public offering of 1,300,000 shares of Common Stock at an offering price of $37.00 per share, of which 750,000 shares were sold by the Company and 550,000 shares were sold by selling stockholders. Proceeds to the Company, net of issuance costs, were approximately $25.4 million. The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansion, technical upgrades of internal systems and working capital requirements. In June 1998, EarthWeb issued 436,446 shares of common stock to EarthWeb LLC through a private placement, in consideration of net proceeds of $3.7 million of which $3.1 million was received in June and the balance received in July 1998.

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

Item 2. Changes in Securities and Use of Proceeds

   On May 7, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-75771). Pursuant to this Registration Statement, the Company completed a secondary public offering of 1,300,000 shares of its Common Stock at a secondary public offering price of $37.00 per share (the "Offering"). The Offering was managed by JP Morgan & Co., Bear Stearns & Co. Inc., Volpe Brown Whelan & Company and Wit Capital Corporation. Proceeds to the Company, net of offering costs, from the offering totaled approximately $24.8 million. In connection with the sale of shares by certain employee selling stockholders, EarthWeb agreed to pay approximately $172,000 of underwriting discounts (and income taxes incurred in connection with such reimbursements). The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansions, technical upgrades of internal systems and working capital requirements.

   On July 16, 1999, the Registrant completed the acquisition of substantially all of the assets, properties and rights in the business of SysOpt.com for aggregate consideration, including a convertible promissory note in the original principal amount of $875,000 which is convertible into approximately 19,200 shares of common stock on July 17, 2000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering.

   On August 9, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-84307). Pursuant to this Registration Statement, the Company established a shelf registration for 1,000,000 shares of its Common Stock of which 527,510 shares of common stock registered under this registration statement were already issued and outstanding in connection with the acquisition of D&L Online, 22,182 shares of common stock registered under this registration statement were already issued and outstanding in connection with acquisition of MicroHouse and 238,263 shares covered by this shelf registration statement were issued to Zafir Anjum in connection with the Company's acquisition of substantially all of the assets, properties and rights of the business of the Codeguru web sites on August 11, 1999. An additional 46,251 shares of common stock were issued to Zafir Anjum in connection with the acquisition of Codeguru, which shares were exempt from the registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering. 212,045 shares of common stock covered by this shelf registration statement have not been issued as of August 12, 1999, and may be offered and issued from time to time in connection with acquisitions of other businesses.

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

 a) Exhibits.

 Exhibit No. Description
 ----------- -----------
             Financial Data
     27      Schedule.

 b) Reports on Form 8-K.

   Not applicable

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 13, 1999.

                                          EARTHWEB INC.

                                                 /s/ Jack D. Hidary
                                          By: _________________________________
                                                 Jack D. Hidary
                                                 President and Chief Executive
                                                 Officer

                                                 /s/ Irene Math
                                          By: _________________________________
                                                 Irene Math
                                                 Senior Vice President,
                                                  Finance (Principal Financial
                                                  and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 13, 1999.