Form 10-Q
period 1999-09-30
EARTHWEB INC
filed 1999-11-12
CIK 1067056

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 1, 1999, the registrant had outstanding 9,762,514 shares of common stock, $.01 par value.

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

 PART 1.  FINANCIAL INFORMATION                                         Page No.

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998.................................          3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended September 30, 1999 and
          1998.......................................................          4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998..............          5

          Notes to Condensed Consolidated Financial Statements.......          6

 Item 2.  Management's Discussion and Analysis of Financial Condition          8
          and Results of Operations..................................

          Quantitative and Qualitative Disclosures About Market
 Item 3.  Risk.......................................................         11

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..........................................         12

 Item 2.  Changes in Securities and Use of Proceeds..................         12

 Item 3.  Defaults Upon Senior Securities............................         12

 Item 4.  Submission of Matters to a Vote of Security Holders........         12

 Item 5.  Other Information..........................................         12

 Item 6.  Exhibits and Reports on Form 8-K...........................         12

 Signatures...........................................................        13

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            unaudited, in thousands

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
ASSETS:
Current assets:
  Cash and cash equivalents.........................   $ 29,083      $ 25,292
  Restricted cash...................................        287           287
  Accounts receivable, net..........................      3,661         1,144
  Prepaid expenses and other current assets.........      1,482           542
                                                       --------      --------
    Total current assets............................     34,513        27,265
Fixed assets, net...................................      4,865         2,069
Goodwill and intangible assets, net.................     57,258         1,069
Other assets........................................        533            74
                                                       --------      --------
    Total assets....................................   $ 97,169      $ 30,477
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..................................   $  3,608      $  1,805
  Accrued expenses..................................      7,619         1,520
  Other current liabilities.........................      7,196           234
  Short-term portion of notes payable...............        474           --
                                                       --------      --------
    Total current liabilities.......................     18,897         3,559
                                                       --------      --------
Convertible notes payable, net of discount..........      5,623           --
Other liabilities...................................      4,691            66
                                                       --------      --------
    Total liabilities...............................     29,211         3,625
                                                       --------      --------
Commitments and contingencies.......................        --            --
Stockholders' equity
  Common stock, par value $.01; 21,750,000
   authorized, 9,758,362 and 7,903,761 issued and
   outstanding......................................         98            79
  Additional paid in capital........................    110,926        44,582
  Unearned compensation.............................       (645)         (326)
  Treasury stock, at cost 4,713 shares..............       (200)         (200)
  Accumulated deficit...............................    (42,221)      (17,283)
                                                       --------      --------
    Total stockholders' equity......................     67,958        26,852
                                                       --------      --------
    Total liabilities and stockholders' equity......   $ 97,169      $ 30,477
                                                       ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 unaudited, in thousands except per share data

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     --------------------  -------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  --------
Revenues............................ $   8,653  $     944  $  19,584  $  1,918
Cost of revenues....................     3,078        601      7,144     1,395
                                     ---------  ---------  ---------  --------
Gross profit........................     5,575        343     12,440       523
                                     ---------  ---------  ---------  --------
Operating expenses:
  Product development...............     1,386        434      3,001       990
  Sales and marketing...............     7,019      1,082     18,930     1,892
  General and administrative........     2,403        914      7,032     2,246
  Depreciation......................       453        170      1,064       519
  Amortization......................     3,523        141      8,002       268
                                     ---------  ---------  ---------  --------
    Total operating expenses........    14,784      2,741     38,029     5,915
                                     ---------  ---------  ---------  --------
Loss from operations................    (9,209)    (2,398)   (25,589)   (5,392)
Interest and other income, net......       258         42        651       120
                                     ---------  ---------  ---------  --------
Net loss............................ $  (8,951) $  (2,356) $ (24,938) $ (5,272)
                                     =========  =========  =========  ========
Basic and diluted net loss per
 share.............................. $   (0.93) $   (0.70) $   (2.78) $  (1.72)
                                     =========  =========  =========  ========
Weighted average shares of common
 stock used in
 computing basic and diluted net
 loss per share.....................     9,597      3,361      8,965     3,072
                                     =========  =========  =========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            unaudited, in thousands

                                                          Nine Months ended
                                                             September 30
                                                          -------------------
                                                            1999       1998
                                                          ---------  --------
Cash flows from operating activities:
  Net loss............................................... $ (24,938) $ (5,272)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation...........................................     1,064       519
  Amortization...........................................     8,002       268
  Provision for doubtful accounts........................       238        18
  Charge related to issuance of stock options............       713        62
  Interest expense on convertible note...................       256       --
Changes in operating assets and liabilities:
  Accounts receivable....................................    (1,337)     (409)
  Prepaid expenses and other current assets..............      (806)       (1)
  Other assets...........................................       (64)     (376)
  Accounts payable and accrued expenses..................     4,363     1,083
  Other current liabilities..............................     1,204       144
  Other liabilities......................................       786        21
                                                          ---------  --------
Net cash used in operating activities....................   (10,519)   (3,943)
                                                          ---------  --------
Cash flows from investing activities:
  Purchase of fixed assets...............................    (2,915)     (844)
  Payments for acquisitions..............................    (8,069)   (1,293)
  Purchase of investment securities......................      (344)      --
  Restricted cash........................................       --        225
                                                          ---------  --------
Net cash used in investing activities....................   (11,328)   (1,912)
                                                          ---------  --------
Cash flows from financing activities:
  Payments on notes payable..............................      (456)      --
  Proceeds from issuance of common stock, net............    26,094     3,723
                                                          ---------  --------
Net cash provided by financing activities................    25,638     3,723
                                                          ---------  --------
Net change in cash and cash equivalents for the period...     3,791    (2,132)
Cash and cash equivalents, beginning of period...........    25,292     4,775
                                                          ---------  --------
Cash and cash equivalents, end of period................. $  29,083  $  2,643
                                                          =========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   unaudited

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

3. Acquisitions

  In February 1999, EarthWeb Inc. (EarthWeb or the Company) acquired D&L Online, Inc., now known as EW Career Solutions, Inc., for a total base purchase price of approximately $35.0 million in the form of cash and common stock. Additional consideration payable in a combination of cash and stock of up to $12.0 million may be given, contingent on future performance. In April 2000, $4.0 million of this additional consideration is expected to be paid in a combination of cash and stock. In March 1999, EarthWeb acquired MicroHouse International, Inc., now known as EW Subscription Services, Inc., for approximately $9.0 million in the form of cash, common stock and a convertible note payable issued at a discount on the date of acquisition. In addition, EarthWeb assumed $1.7 million in debt as part of the acquisition. The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of EW Career Solutions, Inc. and EW Subscription Services, Inc. had been consummated on January 1, 1998. The unaudited pro forma information does not necessarily reflect the results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                         Nine months ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        1999          1998
                                                    ------------- -------------
                                                     In thousands, except per
                                                            share data
   Revenues........................................   $ 21,665      $  9,971
   Net loss........................................   $(26,669)     $(13,182)
   Basic and diluted loss per share................   $  (2.95)     $  (3.56)
   Weighted average of common stock outstanding....      9,047         3,701

  Pro forma adjustments include: (i) amortization of goodwill and other intangible assets over a weighted average of 4.5 years and 4 years for EW Career Solutions, Inc. and EW Subscription Services, Inc., respectively, (ii) adjustment related to EW Career Solutions, Inc. S corporation distribution which was recorded as compensation expense that will not be incurred in the future, as well as to record the associated tax charge which does not assume the utilization of EarthWeb's net operating loss carryforwards, (iii) adjustment to record compensation expense related to options issued to EW Subscription Services, Inc. employees to purchase

                                 EARTHWEB INC.

common stock at an exercise price below the fair market value of the EarthWeb common stock at the date of grant, (iv) adjustment to reflect the accretion of the discount on the convertible note issued in the connection with the acquisition of EW Subscription Services, Inc. and (v) adjustment of the weighted average shares of common stock outstanding used in the calculation of earnings per share to reflect shares issued in connection with the acquisition of EW Career Solutions, Inc. and EW Subscription Services, Inc.

  In July 1999, EarthWeb acquired the website SysOpt.com, an online service which provides information on computer hardware products. In August 1999, EarthWeb acquired the website Codeguru.com, an online service for Windows programmers. The aggregate base purchase price for both was approximately $12.0 million, payable in the form of common stock, cash and a convertible note payable. Additional consideration in the form of cash or stock, with an aggregate value of up to approximately $6.0 million may be required to be paid if certain contingencies are met. Such amounts would be payable through 2002. The historical revenues and expenses for the nine months ended September 30, 1998 and 1999 of these acquired websites were insignificant compared to EarthWeb's results of operations. Intangibles related to these acquisitions are being amortized over a three year period and are expected to result in an additional charge of approximately $4.0 million per year. Amortization of these intangibles for the year ended December 31, 1999 is expected to be approximately $1.3 million of which approximately $327,000 has been included in the third quarter ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report for the year ended December 31, 1998. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to EarthWeb as of the date thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

  Revenues. Revenues for the three and nine months ended September 30, 1999 were $8.7 million and $19.6 million, respectively versus $944,000 and $1.9 million for the three and nine months ended September 30, 1998. Advertising revenues including paid listings, banners and sponsorships represented 83% and 86% of total revenues for the quarter and nine months ended September 30, 1999 compared to 94% of total revenues for both the quarter and nine months ended September 30, 1998. The increases in revenues were primarily due to growth in advertising revenues, attributable to the acquisition of EW Career Solutions, Inc. and increases in the volume of advertising sold resulting from increases in the number of advertising customers. The net impact on advertising revenues from the acquisition of EW Career Solutions, Inc. for the three and nine months ended September 30, 1999 was an increase of approximately $4.4 million and $10.0 million, respectively. For the quarter ended September 30, 1999, no customer accounted for more than 10% of revenues while two customers accounted for approximately 22% of revenues for the quarter ended September 30, 1998. Barter transactions accounted for approximately 10% and 11% of revenues for the quarter and nine months ended September 30, 1999 and 25% of revenues for the quarter and nine months ended September 30, 1998, respectively. The decrease as a percentage of revenue is primarily due to the increased revenues from acquired companies that do not engage in significant barter transactions. For both periods, barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

  Cost of Revenues. Cost of revenues consists primarily of employee salaries and related expenses, consulting fees, royalties, Internet access and hosting fees, computer systems related expenses and freelance writing costs required to support and deliver EarthWeb's online services. Cost of revenues for the three and nine months ended September 30, 1999 were $3.1 million and $7.1 million, respectively, both representing 36% of total revenues as compared to $601,000 and $1.4 million for the three and nine months ended September 30, 1998, which represented 64% and 73% of total revenues. The absolute dollar increase in cost of revenues was primarily attributable to increased employee salaries and related expenses, consulting fees, royalties and computer systems related expenses due to the expansion of EarthWeb's online service offerings of which approximately $1.4 million and $2.6 million related to the expenses of EW Career Solutions, Inc. and EW Subscription Services, Inc. for the three and nine months ended September 30, 1999, respectively. Management expects cost of revenues to increase in absolute dollars in future periods due to the growth of EarthWeb's business.

  Product Development Expenses. Product development expenses consist primarily of employee salaries and related expenses, consulting fees and computer systems related expenses required to support the development of new or enhanced service offerings. Product development expenses for the three and nine months ended September 30, 1999 were $1.4 million and $3.0 million, respectively, representing 16% and 15% of total revenues as compared to $434,000 and $990,000 for the three and nine months ended September 30, 1998, which represented 46% and 52% of total revenues. The increase in product development expenses was primarily attributable to the expansion of EarthWeb's online service and product offerings and certain professional fees associated with the evaluation of proposed acquisition targets.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising (including expenses recorded for barter transactions), employee salaries, commissions and related expenses of EarthWeb's sales force and marketing personnel, promotional materials and trade show exhibition expenses. Sales and marketing expenses for the three and nine months ended September 30, 1999 were $7.0 million and $19.0 million, respectively, representing 81% and 97% of total revenues as compared to $1.1 million and $1.9 million for the three and nine months ended September 30, 1998, which represented 115% and 99% of total revenues. The increases in the quarter and nine months ended September 30, 1999, were primarily attributable to increases in advertising expenses of approximately $3.1 million and $9.2 million, respectively, of which approximately $1.1 million and $2.8 million related to the expenses of EW Career Solutions, Inc. and EW Subscription Services, Inc. Additionally, salaries, commissions and related costs increased approximately $1.8 million and $5.3 million for the quarter and nine months ended September 30, 1999, respectively, due to the expansion of the sales force of which $929,000 and $2.1 million related to the expenses of both EW Career Solutions, Inc. and EW Subscription Services, Inc. Management expects sales and marketing expenses to increase due to the continuing growth of its sales force and its planned increase in advertising and promotional activities.

  General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees and professional fees. General and administrative expenses for the three and nine months ended September 30, 1999 were $2.4 million and $7.0 million, respectively, representing 28% and 36% of total revenues as compared to $914,000 and $2.2 million for the three and nine months ended September 30, 1998, which represented 97% and 117% of total revenues. The absolute dollar increase in general and administrative expenses was primarily attributable to increased employee salaries and related expenses, facility costs, recruiting fees and professional fees due to the growth of our business and our operation as a public company of which approximately $763,000 and $2.2 million related to the expenses of EW Career Solutions, Inc. and EW Subscription Services, Inc. for the three months and nine months ended September 30, 1999, respectively. Management expects general and administrative expenses to increase in future periods due to the growth of EarthWeb's business.

  Depreciation. Depreciation consists primarily of depreciation of property and equipment. Depreciation for the three and nine months ended September 30, 1999 was $453,000 and $1.1 million, respectively, both representing 5% of total revenues as compared to $170,000 and $519,000 for the three and nine months ended September 30, 1998, which represented 18% and 27% of total revenues. The increase was primarily a result of additional depreciation due to purchases of fixed assets. Management expects depreciation to increase in future periods due to the growth of EarthWeb's business.

  Amortization. Amortization consists primarily of amortization of intangible assets related to acquisitions. Amortization for the three and nine months ended September 30, 1999 were $3.5 million and $8.0 million, respectively, both representing 41% of total revenues as compared to $141,000 and $268,000 for the three and nine months ended September 30, 1998, which represented 15% and 14% of total revenues. The increases in the quarter and nine months ended September 30, 1999 were primarily a result of the amortization of intangible assets of approximately $3.0 million and $7.1 million, respectively recorded upon the acquisitions of EW Career Solutions, Inc. and EW Subscription Services, Inc.

  Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents. Interest and other income, net for the three and nine months ended September 30, 1999 were $258,000 and $651,000, respectively, both representing 3% of total revenues as compared to $42,000 and $120,000 for the three and nine months ended September 30, 1998, which represented 4% and 6% of total revenues. The increase was primarily the result of higher average cash balances during 1999, primarily from the proceeds of EarthWeb's public offerings in November of 1998 and May of 1999.

  Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through September 30, 1999. Given EarthWeb's limited operating history, losses incurred to date and the difficulty in accurately forecasting EarthWeb's future results, management does not believe that the related deferred income tax assets meets the realization criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

  EarthWeb historically has satisfied its cash requirements primarily through offerings of common stock and convertible preferred stock and lease financing.

  Net cash used in operating activities was $10.5 million for the nine months ended September 30, 1999 and $3.9 million for the nine months ended September 30, 1998. Cash used in operating activities for 1999 resulted primarily from a net loss of $24.9 million offset by depreciation and amortization of $9.1 million, increases in accounts payable and accrued expenses of $4.4 million and other current liabilities of $1.2 million. Cash used in operating activities for 1998 resulted primarily from a net loss of $5.3 million offset by depreciation and amortization of $788,000 and increases in accounts payable and accrued expenses of $1.1 million.

  Net cash used in investing activities for the six months ended September 30, 1999 of $11.3 million was primarily attributable to acquisitions of $8.1 million and purchases of fixed assets of $2.9 million. Net cash used in investing activities of $1.9 million for 1998 was primarily attributable to purchases of fixed assets of $844,000, payments on obligations related to acquisitions of Web sites of $1.3 million, offset by the release of restricted cash of $225,000.

  Net cash from financing activities was $25.6 million and $3.7 million for the nine months ended September 30, 1999 and 1998, respectively. On May 7, 1999, the Company completed a secondary public offering of 1,300,000 shares of Common Stock at an offering price of $37.00 per share, of which 750,000 shares were sold by the Company and 550,000 shares were sold by selling stockholders. Proceeds to the Company, net of issuance costs, were approximately $25.4 million. The Company expects to use the net proceeds for general corporate purposes, including expansion of sales and marketing capabilities, possible strategic acquisitions or investments, international expansion, technical upgrades of internal systems and working capital requirements. In June 1998, EarthWeb issued 436,446 shares of common stock to EarthWeb LLC through a private placement, in consideration of net proceeds of $3.7 million of which $3.1 million was received in June and the balance received in July 1998.

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

Year 2000

  The Year 2000 issue involves the potential for system and processing failures of date-related data resulting from computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities.

  EarthWeb believes that its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter and has completed its internal IT and non-IT assessment. Nonetheless, there can be no assurance in this regard until such systems are operational in the year 2000. EarthWeb has contacted all of its significant suppliers to determine the extent to which EarthWeb's systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. EarthWeb was informed by such suppliers that their systems are Year 2000 compliant. Additionally, any Year 2000 problems experienced by EarthWeb's advertising customers could affect the placement of advertisements on EarthWeb's online services. In the event any of EarthWeb's suppliers or vendors prove not to be Year 2000 compliant, EarthWeb believes that it could find a replacement vendor or supplier which is Year 2000 compliant without significant delay or expense. However, if substantially all of EarthWeb's suppliers and vendors prove not to be Year 2000 compliant and if EarthWeb experiences difficulties in finding replacement vendors, then, as a result, EarthWeb's business could be materially adversely affected. The failures to correct material Year 2000 problems by EarthWeb's suppliers and vendors could result in an interruption in, or a failure of, certain normal business activities or operations of EarthWeb. Such failures could materially and adversely affect EarthWeb's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors, EarthWeb is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on EarthWeb's results of operations, liquidity or financial condition.

  To date, EarthWeb has spent an immaterial amount on Year 2000 compliance uses and expects to incur no significant costs in the future of Year 2000 problems.

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

  On August 11, 1999, the Registrant completed the acquisition of the web site Codeguru.com for aggregate consideration, including 238,263 shares of common stock to Zafir Anjurn registered under this Registration Statement and 46,251 shares of common stock which were not registered. Additional consideration for the acquisition incudes future payments, in the form of Registrant's common stock or cash, at Registrant's option, with an aggregate value of up to $4.0 million. The shares not registered pursuant to this Registration Statement were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits.

       Exhibit No.         Description
       -----------   ------------------------
         27          Financial Data Schedule.

  b) Reports on Form 8-K.

  Not applicable

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 12, 1999.

                                          EARTHWEB INC.

                                                    /s/ Jack D. Hidary
                                          By___________________________________
                                            Jack D. Hidary
                                            President and Chief Executive
                                            Officer

                                                      /s/ Irene Math
                                          By___________________________________
                                            Irene Math
                                            Senior Vice President, Finance
                                            (Principal Financial and
                                            Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 12, 1999.