Form 10-K405
period 1999-12-31
EARTHWEB INC
filed 2000-03-29
CIK 1067056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 725-6550
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of class)
                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 1, 2000 of $26.75, as reported on the NASDAQ National Market, was approximately $270,068,775. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    As of March 1, 2000, the registrant had outstanding 10,096,029 shares of common stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) 1999 Annual Report to Stockholders--Items 5, 6, 7, 8 and 14(a). With the exception of those portions that are incorporated by reference, the Registrant's 1999 Annual Report is not deemed filed as part of this Report.

(2) Proxy Statement for the 2000 Annual Meeting of Stockholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, specifically in this Item or otherwise incorporated by reference into this Annual Report on Form 10-K, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may", "will", "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by EarthWeb. These forward-looking statements involve risks and uncertainties, including those identified within "Risk Factors" and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. The actual results that EarthWeb achieves may differ materially from forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and EarthWeb assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by EarthWeb in this Annual Report on Form 10-K and in EarthWeb's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect EarthWeb's business.

    EarthWeb is the leading business portal for the global Information Technology ("IT") industry. We provide a comprehensive set of business-to-business and business-to-professional services. We offer a central portal serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and internet development, and hardware and systems. Our network serves various constituents of the IT industry across vertical segments, including:

- IT managers
- Programmers and engineers
- Network managers

- Recruiters/HR managers
- Corporate IT purchasers
- Software publishers

- Hardware manufacturers
- Value-added resellers
- IT services firms

    As a global intermediary for the IT industry, we are positioned as the trusted third-party platform, offering an integrated environment where various industry constituents can share information, manage their careers, recruit personnel, and buy and sell products and services. We believe that we offer the most in-depth content and comprehensive range of business services for the IT industry. We believe our network has captured a critical mass of IT decision-makers and professionals with attractive demographics who collectively command significant spending power.

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

    References to "EarthWeb" "we"', "our" and "us" in this Form 10-K that refer to the period prior to October 25, 1996 are to EarthWeb's predecessors, and for the later period refer to EarthWeb.

    Our principal executive office is located at 3 Park Avenue, New York, New York 10016, and our telephone number at such location is (212) 725-6550. Our corporate Web site address is http://www.earthweb.com. Information contained on our Web site is not part of this Form 10-K.

INDUSTRY OVERVIEW

THE INTERNET

    The Internet, now an established worldwide medium, is increasingly used by businesses to conduct their operations more efficiently. The Internet provides an effective resource through which businesses procure goods and services from suppliers, hire and train personnel, target and advertise to prospective customers, distribute their products, and provide customer service. The number of Internet users worldwide is projected to grow from an estimated 142 million at the end of 1998 to 399 million by the year 2002, according to IDC. Forrester Research forecasts that the growth of the online business-to-business sector will outpace the growth of the business-to-consumer sector, with business-to-business commerce expected to reach $1.5 trillion by 2003 in the United States alone, a figure 14 times the estimate for business-to-consumer commerce in the United States for the same period.

IT INDUSTRY

    Businesses and other organizations increasingly depend on Information Technology for the successful implementation of their business strategies. While IT traditionally has focused on internal systems, including accounting and human resources, it is becoming a critical component in the way in which organizations interact with their suppliers, market and deliver their products and services and support their customers. This expanded role of technology has continued to fuel the growth in the worldwide market for IT products and services.

    IDC forecasts that the worldwide market for IT products and services will grow from approximately $800 billion in 1998 to over $1.0 trillion in 2001. We believe that our targeted market of business services within the IT industry, including reference materials, recruiting, training and advertising, represented an annual market opportunity of $40 billion in 1999, and is expected to grow to $63 billion by 2003. We believe that a significant portion of this market is currently migrating online, and that we are uniquely positioned to benefit from this trend.

    The IT industry is organized into vertical markets as a result of the growing complexity of the IT industry and the increasing need for specialization.

VERTICAL MARKETS                        DESCRIPTION                MAJOR SUB-SEGMENTS
----------------               -----------------------------  -----------------------------
Enterprise Management          Deployment of sophisticated,   Systems management software,
                               large-scale software           financial management systems,
                               applications and systems to    enterprise resource planning,
                               manage and support functions   middleware, sales force
                               within businesses and other    automation, data warehousing
                               organizations                  and supply chain management

Networking and                 Design, installation and       Network and directory
  Telecommunications           management of infrastructure   services, data and voice
                               for data and voice             communications technologies,
                               communications                 wireless and mobile
                                                              communications and Internet
                                                              service provider network
                                                              infrastructure

Software and Internet          Creation of software           Programming languages,
  Development                  applications and online sites  Internet, intranet, extranet,
                               using various programming      Internet commerce, Internet
                               languages, tools and           security and Internet
                               environments                   protocols

VERTICAL MARKETS                        DESCRIPTION                MAJOR SUB-SEGMENTS
----------------               -----------------------------  -----------------------------
Hardware and Systems           Design, manufacture, purchase  Personal, midrange and
                               and maintenance of computers,  mainframe systems; computer
                               hardware components and        chip, PC display, multimedia
                               peripherals                    and disk storage
                                                              technologies; and server
                                                              operating systems such as
                                                              Linux and NT

    The IT industry is also composed of a number of constituencies, operating within the vertical markets, including:

CONSTITUENCIES                                                     ROLE
--------------                         ------------------------------------------------------------
IT managers                            Manage programmers, engineers and consultants and oversee
                                       the execution of their organization's IT strategy

Programmers and engineers              Design, create and maintain technical infrastructure within an organization

Network managers                       Design, install and maintain corporate data and
                                       telecommunication networks

Recruiters                             Identify and place qualified technical professionals in full and part-time positions

Corporate IT purchasers                Buy hardware, software and technical services for their
                                       organizations

Software publishers                    Create and license software programs

Hardware manufacturers                 Manufacture computers, hardware components and peripherals

Value-added resellers                  Resell products of hardware manufacturers and software
                                       publishers, and provide value-added technical services

IT services firms                      Design, implement and maintain IT enterprise applications
                                       and systems on a contract basis

    Due to the rapid change in and the expansion of the IT industry, each of these constituencies has the following needs for:

    - CONTENT. Members of the IT industry need independent, in-depth and up-to-date content, such as reference and training material, source code, IT product information and other technical data. For example, IT purchasers need access to neutral, third party reviews and surveys of hardware and software to inform their purchasing decisions. Engineers and programmers need access to source code, technical articles and skills training. According to Simba Information, expenditures on computer reference books totaled approximately $1 billion in 1998; and, based on industry sources, we believe expenditures on IT industry reports and analysis totaled an estimated $1 billion in 1998.

    - CAREER MANAGEMENT AND RECRUITING. Companies and other organizations depend on a qualified pool of IT professionals. Programmers, engineers and IT consultants use various career services for training and skill certification and to identify employment and contract opportunities. Companies and other organizations and their IT managers use these services to post job listings and hire IT personnel. IDC estimates that the total amount spent on IT recruiting was $18 billion in 1998, a 20% increase over 1997. IDC forecasts that the IT education and training market alone will grow from an estimated $16.5 billion in 1998 to $25.3 billion in 2002.

    - COMMERCE. The IT industry needs a marketplace to buy and sell IT products and services. For example, hardware manufacturers and software publishers need efficient ways to reach IT purchasers, and IT purchasers need specialized stores that provide the products they require for their organization's technical infrastructure. Corporate IT purchasers also require a streamlined process to identify suppliers, obtain price quotes and manage the delivery of goods and services to their organizations.

    - COMMUNITY. Members of the IT industry need a neutral third-party environment to share information. For example, IT programmers, engineers and managers need a forum to discuss technical issues, and resolve technical problems. In addition, the various constituents of the IT industry need updated calendars of IT industry conferences and events.

    The IT industry devotes considerable time, effort and financial resources researching new technologies, seeking answers to technical questions, managing career development, identifying and recruiting qualified personnel, buying and selling products and services, and developing and implementing IT solutions. The industry has had to rely on fragmented and disparate sources to meet these needs, none of which has provided a comprehensive solution for content, career management and recruiting, commerce and community.

THE EARTHWEB SOLUTION

    EarthWeb's business portal addresses the needs of the IT industry for content, career management and recruiting, commerce and community. As a global intermediary for the IT industry, we are positioned as the trusted third party that offers an integrated environment where the various constituents can share information, manage their careers, recruit personnel, transact business and interact with one another.

CONTENT

    We draw from our content knowledge base of over two million pages to provide comprehensive and valuable information resources across IT industry vertical markets and constituencies. We provide technical resources including full-text reference books, training materials and tutorials, technical articles and source code libraries to IT professionals to enable them to solve challenging technical problems. We also provide product surveys to enable IT professionals to make informed purchase decisions. IT professionals navigate our large knowledge base through a central search engine as well as through an extensive menu of categories.

CAREER MANAGEMENT AND RECRUITING

    We believe we are the leading online job board for the IT industry, connecting IT professionals, such as programmers, engineers and consultants with full-time employment and contract jobs through a variety of online job resources. We provide over 160,000 online job listings of available positions and enable companies and other organizations to efficiently recruit from a central database of potential candidates. Our compensation surveys assist with career management and recruitment of personnel. We also provide guides to skills certification programs as well as links to related training material.

COMMERCE

    We provide an online marketplace where vendors can promote and advertise their goods and services, and purchasers can identify, evaluate and buy the products and services that meet their needs. Our current online stores include a training store, a software store and a technical bookstore. We also provide an online auction facility to enable IT professionals to purchase and sell IT products. Our vendors include major software developers, such as Microsoft, Lotus and Symantec, as well as small and mid-sized specialized software vendors. We intend to expand our commerce offerings to include a wider variety of online marketplaces for the purchase and sale of IT products and services.

COMMUNITY

    We provide a forum in which users can contribute material and communicate with each other. Users are encouraged to submit source code, object code, development tools and other materials that are then archived in our directories. Our online services also include a number of bulletin boards for technical discussions that allow users to solve problems together. These bulletin boards are managed by experienced IT professionals to maintain the quality of content. These discussions are then archived, creating an online knowledge repository for future reference. We also provide the IT industry with a centralized calendar of upcoming conferences and events, which enables its members to identify events relevant to them.

BUSINESS STRATEGY

    EarthWeb seeks to maintain and strengthen its position as the leading business portal for the global IT industry. We intend to achieve this objective by implementing the following key strategies:

BROADEN AND ENHANCE BUSINESS SERVICES FOR THE IT INDUSTRY

    We will continue to expand the range of content and breadth of services we offer the IT industry. We continue to add, through internal development and acquisitions, business-to-business and business-to-professional content and services. We intend to expand our commerce offerings to include a wider variety of online marketplaces for the purchase and sale of IT products and services.

STRENGTHEN WORLDWIDE BRAND RECOGNITION

    We will continue to promote the EarthWeb brand as the leading business portal for the global IT industry. In addition, we will continue to promote the company and its products through online, print, radio, television and outdoor advertising, strategic alliances and other promotional activities. We seek to reinforce that EarthWeb represents a comprehensive, trusted solution meeting the needs of the IT industry.

CULTIVATE MULTIPLE REVENUE STREAMS

    As a comprehensive IT industry portal, we serve a variety of industry needs and thus generate multiple revenue streams such as paid job listing advertising, banner and sponsorship advertising, sales of and subscriptions to information products and services, and a variety of commerce offerings. We intend to continue to cultivate these multiple revenue streams by growing our sales force and adding new products and services.

GROW THROUGH TARGETED ACQUISITIONS

    We will continue to pursue acquisitions to fulfill a number of objectives. The most important objective is to expand and add further depth to the business-to-business and business-to-professional services that we offer on our industry portal. For example, our acquisition of D&L Online, Inc., which operates dice.com, now known as EarthWeb Career Solutions Inc. helped to position us as a dominant provider of online career management and recruiting services to IT professionals and employers. We continually seek to obtain valuable brands, expertise and access to new customers and users.

EXPAND INTERNATIONALLY

    Many IT professionals reside outside the United States and approximately one-third of our traffic originates internationally. Due to our focus on the IT industry, we are able to leverage our content and online services to a wide range of international markets with minimal translation requirements. We have successfully localized and translated portions of our content for French, Spanish, German, Japanese, Italian, Russian, Swedish and Korean speakers, and have additional localization efforts underway.

THE EARTHWEB NETWORK

    EarthWeb's network offers users access to our knowledge areas and products through both our central portal as well as through a variety of vertical market specific entry points. Each vertical entry point links users to a comprehensive set of services including content, job listings, discussions and online marketplaces.

KEY ENTRY POINTS                 KNOWLEDGE AREAS AND PRODUCTS
----------------                 ----------------------------
IT Management                    - Enterprise Applications     - ROI Strategies                   CONTENT
                                 - Application Development     - Security
                                 - CIO Strategies              - Storage
                                 - E-Commerce                  - Networking
                                 - Intranets                   - Database and Data
                                                                  Warehouse

Networking &                     - Network Operating           - Network Infrastructure           CAREER
Telecommunications                  Systems                    - Network Security                 MANAGEMENT
                                 - Network Planning &          - Voice-Data Convergence           AND SERVICES
                                    Management

Software & Internet              - Web Development             - Middle-Tier Development          COMMERCE
Development                      - Interface Design            - Database Resources               COMMUNITY
                                 - Desktop Development         - Programming Languages
                                 - Mobile Applications         - Scripting Tools
                                 - Development Platforms       - Open Source
                                    & Architectures

Hardware & Systems               - Components/Desktop PCs      - NT, Unix, Linux
                                 - IIS, Apache Web Servers     - Productivity/Optimization
                                 - Network Infrastructure      - Hardware Vendors

    Within each knowledge area, we provide a broad range of online services to meet the IT industry's needs for content, career management and recruiting, commerce and community.

CONTENT

    The content on our sites includes technical resources, technical news, articles and information, premium reference materials, decision support tools, training materials and tutorials.

TECHNICAL RESOURCES

    Our online services provide IT professionals with access to hundreds of thousands of resources and examples for use in their work, including reusable source code and software interface components. Our online decision support tools, including periodic technology surveys of IT professionals and online assessment tools, enable IT managers to evaluate their technology infrastructure. We further provide extensive technical resource directories that are categorized using our proprietary categorization system and contain links to thousands of technical resources.

    Many of these technical resources are submitted by users and include links to technical articles, training materials and source code. We have expended considerable time and effort in developing our proprietary categorization system, which enables users to quickly identify and locate relevant technical resources, and have received industry recognition for this system.

TECHNICAL NEWS, ARTICLES AND INFORMATION

    We provide a range of original articles, aggregated news and case studies on various technical subjects. Our email newsletters feature highlights from our online services as well as industry news, research, analysis and feature articles. As of December 31, 1999, our email newsletters had 702,000 subscribers. We also provide news of interest to the IT industry, which is aggregated from a wide variety of sources, including CMP Media, Ziff-Davis, On24.com and through ScreamingMedia, The New York Times and Business Wire.

PREMIUM REFERENCE MATERIALS

    In addition to technical resources and IT news, we provide what we believe is the largest online library of technical books and reference materials for the IT industry. We provide this comprehensive set of reference materials primarily through a variety of fee-based products and services. Our online library includes over 1,000 technical references, how-to and training books provided in full text, along with tens of thousands of technical diagrams.

    Drawing on a base of more than 3,500 technical books, comprising over two million pages of content, we will continue to add to our online reference products. These books are provided by leading publishers, including Macmillan Computer Publishing, The Coriolis Group, IDG Books Worldwide, CRC Press, 29th Street Press, Wordware Publishing, IBM, ASP Publishing, Sybex Inc., Digital Press, John Wiley & Sons, Inc. and Artech House, Inc. Additionally, this library contains in-depth product analysis, benchmarks and other product reference information that facilitates product evaluation. Reference materials can be browsed by their table of contents or searched using a search engine.

CAREER MANAGEMENT AND RECRUITING

    We believe that we are the leading online job board for the IT industry. In addition, we provide a comprehensive set of career and professional development online services, including skill assessment tools, certification guides and training materials.

JOB POSTINGS

    We provide an online job board for the IT industry enabling employers to post and users to search what we believe is the largest online database of full-time and contract IT positions. Our search technology and the vertical industry focus of our online job board enables us to provide users with the ability to perform highly targeted job searches based on IT-specific criteria. Such focused searches are generally unavailable through other nationally recognized job boards, which typically do not segment job opportunities based on IT industry criteria.

ASSESSMENT AND CERTIFICATION

    We provide self-paced assessment tests and certification program guides which enable IT professionals to assess their skills and determine which certification programs will help them enhance their knowledge and advance their careers. Our content is included in certification programs offered by leading training centers.

TRAINING MATERIALS AND TUTORIALS

    We feature hundreds of original, proprietary, in-depth technical tutorials for IT industry constituents. The tutorials include workshops on specific technical issues, online textbooks, source code, tests and quizzes. We exclusively own the vast majority of these tutorials, and the balance comes from a variety of third-party publishers. We believe we offer one of the largest collections of training materials and tutorials for IT professionals on the Web, and add new training materials on a regular basis.

COMMERCE

    We provide an online marketplace where vendors can promote and advertise their goods and services, and purchasers can identify, evaluate and buy the products and services that meet their needs. We intend to expand our commerce offerings to include a wider variety of online marketplaces for the purchase and sale of IT products and services.

ONLINE SHOPPING

    Our online storefronts provide the IT industry access to software, books and other technical products from thousands of vendors, including Microsoft, Lotus, Symantec and other leading IT vendors. We have enhanced our online shopping offerings through alliances with various providers to offer a browsable online catalog, secure transactions and delivery and fulfillment.

EARTHWEB AUCTIONS

    EarthWeb Auctions is a business-to-business marketplace for IT professionals where new and used equipment from leading manufacturers is bought and sold. EarthWeb Auctions features hundreds of listings for enterprise-level products including servers, workstations, switches, hubs, peripherals and storage equipment.

COMMUNITY

    We provide interactive forums for IT professionals, including technical bulletin boards and question and answer services.

TECHNICAL BULLETIN BOARDS

    We manage more than 30 technical bulletin boards containing more than 45,000 postings, which are focused and managed by experienced IT professionals. These online bulletin boards enable users to help each other solve technical problems. These bulletin boards are then archived, creating an online knowledge repository for future reference. We have also archived the electronic full text of Usenet computer discussions. We provide a single search interface for both EarthWeb and Usenet discussions, allowing users to easily locate the information they need.

EXPERT REFERRAL SERVICES

    We enable users to submit technical questions or problems from which we select representative questions for resolution by our network of experienced IT professionals. Detailed answers are published online in a searchable format. We intend to enhance our Expert Referral Services to enable users to submit an increased number of questions to our IT professionals.

OTHER SERVICES

    We also provide a comprehensive calendar of upcoming IT conferences and other industry events, and will host online conference proceedings. We produced a Linux and OpenSource conference called The Bazaar, which included over fifty hands-on tutorials and ten general sessions.

SALES AND MARKETING

SALES

    We have developed an organization of sales professionals focused on job listing services, advertising, sponsorships and premium product sales opportunities. Our sales force has grown to 57 professionals as of December 31, 1999 from 26 as of December 31, 1998. This sales force is divided into two functional groups.

    Our advertising sales force is dedicated to maintaining close relationships with top advertisers and leading advertising agencies. A portion of this sales force also targets employers and recruiters seeking an online job board solution. Our sales personnel consult periodically with advertisers, agencies, recruiters and human resource managers on design and placement of their online advertising and job listings, provide customers with advertising measurement analysis, and focus on providing a high level of customer service.

    We enable advertisers to efficiently and effectively reach targeted segments of the IT industry. Based on independent research we commissioned, 73% of our users participate in the purchase of IT products and services in their enterprises. Since the beginning of 1997, we have been able to sell advertising space at rates that are higher than the average rates charged by online services aimed at more general audiences. Based upon publicly available banner advertisement rate cards, our rates are approximately 2.5 to 4.0 times higher than the rates of Lycos, Excite and Yahoo!, which we believe to be a representative group of online services aimed at more general audiences. Independent research has also shown that 85% of users have some college education, 17% have achieved graduate level degrees and 85% are between 18 and 49 years old.

    Additionally, our corporate sales force targets users of our premium products and services including ITKnowledge.com and the Support Source product line. This sales force aims to sell multiple-seat enterprise licenses to corporate IT departments, educational and government institutions. We supplement the efforts of these sales professionals by selling a number of these products directly online.

MARKETING

    We employ a combination of online and offline advertising campaigns to promote use of our online services by users, advertisers and vendors. We utilize a variety of media to market our online services, including Web sites, print, direct mail, radio and television. We are promoted by over 90,000 links from other Web sites and links on major distribution portals and search engines. We further market our online services through our email newsletters. As of December 31, 1999, there were 702,000 subscribers. We have an ongoing public relations program and participate in tradeshows, conferences, speaking engagements and promotional contests.

    We pursue strategic relationships with key marketing partners to enhance brand awareness. Our DEVELOPER.COM Gamelan directory has been exclusively designated by Sun Microsystems as "The Official Directory for Java" since 1996. DEVELOPER.COM was also designated by Apple as the exclusive online location for the proceedings of the 1998 Apple Worldwide Developers Conference. We also license our brands to strategic third parties such as Macmillan Computer Publishing, which established the EarthWeb Press to publish books and software for IT professionals. In 1998, a sampler of MicroHouse International Inc., now known as EarthWeb Knowledge Products, Inc.'s library of content was included in an estimated 500,000 volumes distributed by Macmillan Computer Publishing. We promote our EarthWeb Career Solutions, Inc. career board through strategic relationships with a range of online services, including Classifieds2000 and Yahoo! Classified.

    We have increased our paid job listing customer base to over 4,600 customers as of December 31, 1999 from approximately 2,000 as of December 31, 1998. We have also increased our banner and sponsorship customer base to over 350 customers as of December 31, 1999 from approximately 175 as of December 31, 1998. For the year ended December 31, 1999, no advertiser accounted for more than 10% of revenues. Our advertiser base includes non-technology as well as technology-based advertisers.

                          REPRESENTATIVE CUSTOMER LIST
--------------------------------------------------------------------------------

            PAID JOB LISTINGS
            -----------------
- Bank of America      - Manpower
- Cisco                - MCI
- Disney               - Novell
- Hewlett Packard      - Yahoo

        BANNERS AND SPONSORSHIPS
-----------------------------------------
- Compaq               - MBNA
- Federal Express      - MCI
- Hewlett Packard      - Microsoft
- IBM                  - Sun

               SUBSCRIBERS
-----------------------------------------
- Boeing               - Prudential
- CBS                  - United States
- Cisco                Patent and
- IBM                  Trademark
- Merrill Lynch        Office

COMPETITION

    Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated, and we expect that competition will continue to intensify. We believe that we offer the most comprehensive content and online business-to-business services for the IT industry. We compete with other companies who have particular sections of their Web sites directed at segments or sub-segments of the IT professional community, including Ziff-Davis (DEVHEAD), CNET (BUILDER.COM and ACTIVEX.COM), United News (CMPNET), Internet.com (WEBDEVELOPER.COM), Lycos (Wired Digital's WEBMONKEY) and IDG (JAVAWORLD). We also compete for circulation and advertising impressions with general interest portal and destination sites as well as traditional media. With respect to career services, we compete with online job boards such as Hotjobs.com, Headhunter.net and TMP Worldwide (MONSTER.COM). With respect to sales of products, we compete with traditional retailers of these products, including book, software and online retail stores.

    We believe that we are differentiated from and well positioned against our competitors because we provide a wide range of business-to-business and business-to-professional online services leveraging content, career management and recruiting resources, commerce and community to comprise a comprehensive industry portal for the IT sector.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

    We make our Web sites available using multiple Sun Microsystems, Digital Equipment and Wintel-based servers that run on Sun Solaris, Digital UNIX and Microsoft NT operating systems. For disk storage, we partially rely on high performance and fully redundant central storage systems from EMC and Network Appliance. We use a variety of data and telecommunications providers including Bell Atlantic, Pacific Bell, Globix, AT&T and USWest. We use a variety of software products from the following vendors: Apache, Netscape and Microsoft (Web servers); Engage (advertising management system); Netscape (subscription system); Verity (search and retrieval); Net.Genesis (Web traffic analysis); SalesLogix (sales force automation); and Solomon (financials).

    We maintain three primary data centers. We are expanding our network of fully redundant connectivity to all our data centers. Our primary production and development systems are copied to backup tapes each night and regularly stored at an off site facility. We maintain a quality assurance program consisting of both internal and external controls to constantly monitor our servers, processes and network connectivity. We have implemented these various redundancies, backup systems and monitoring systems in order to minimize the risk associated with damage from fires, power loss, telecommunications failure, break-ins, computer viruses and other events beyond EarthWeb's control.

INTELLECTUAL PROPERTY

    We seek to protect our intellectual property through a combination of license agreements, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We obtain the majority of our content under license agreements with publishers, through work for hire arrangements with third parties and from internal staff development. We have no patents or patents pending for our current online services and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We pursue the registration of our service marks in the United States and internationally. We have obtained United States service mark registrations for EARTHWEB and its related logo and for DEVELOPER.COM (on the Supplemental Register), have been assigned PLUGIN DATAMATION, DATAMATION and DICE and have applied for the registration of additional service marks, including EARTHWEB'S ITKNOWLEDGE and the DEVELOPER.COM logo.

U.S. AND FOREIGN GOVERNMENT REGULATION

    Congress has recently passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership.

    The European Union also has enacted several directives relating to the Internet. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the "Action Plan on Promoting the Safe Use of the Internet." Other European Commission directives address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet.

    It is not known how courts and administrative agencies will interpret and apply both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing and new laws will affect our business. In addition, our business may be indirectly affected by our vendors and customers who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

    As of December 31, 1999, we had over 240 full-time employees, including 83 in sales and marketing. Our employees are not represented by any union, and we consider our relations with our employees to be good.

RISK FACTORS

RISKS PARTICULAR TO EARTHWEB

YOU CANNOT PREDICT OUR FUTURE SUCCESS BASED ON OUR LIMITED OPERATING HISTORY

    Although we commenced operations in October 1994, we did not begin our business of providing online services to IT professionals until October 1995, and only recently broadened our online services to address the needs of other constituents of the IT industry. We did not begin generating advertising revenues until June 1996. The limited amount of information about us makes it difficult for you to predict whether we will be successful.

    We compete in the relatively new markets for Internet services and products. Thus, you should also evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in a relatively new and unproven market, many of which may be beyond our control. Some of the risks that we face are described in the following paragraphs. Our failure to address these risks could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FUNDS

    We had an accumulated deficit of $52.0 million at December 31, 1999. We have also experienced operating losses as well as net losses for all of the fiscal years during which we have operated. We expect that we will continue to operate at a loss for the foreseeable future. Although our revenues have increased in recent quarters, we cannot assure you that such growth will be maintained or increased in the future. You should not rely on our recent revenue growth as indicative of our future results of operations. We cannot predict with accuracy our future results of operations and believe that any period-to-period comparisons of our results of operations are not meaningful.

    We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and extend our online services. In the future, we may not generate sufficient revenues to pay for all of these operating or other expenses. If we fail to generate sufficient cash to pay these expenses, we will need to identify other sources of financing. We may not be able to borrow money or issue more shares of common stock or other securities to meet our cash needs, and even if we can complete such transactions, the terms may seem unfavorable to us.

WE COMPETE IN A HIGHLY COMPETITIVE DEVELOPING MARKET WITHOUT CERTAINTY OF FUTURE
  GROWTH

    The market for our online services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, demand and market acceptance for recently introduced services is uncertain and we cannot accurately predict the future growth, if any, and size of this market. The market for our online services may not continue to develop or become sustainable. If use of our online services fails to grow, our ability to establish other online services would be materially adversely affected. In addition, we may not be successful in our business strategy of extending our online services model to additional segments of the IT industry.

    We compete with other companies that direct portions of their Web sites towards certain segments or sub-segments of the IT industry. Some of our competitors include:

- Ziff-Davis (DEVHEAD)                     - IDG (JAVAWORLD)
- CNET (BUILDER.COM and ACTIVEX.COM)       - Hotjobs.com
- United News (CMPNET)                     - Headhunter.net
- Internet.com (WEBDEVELOPER.COM)          - Monster.com
- Lycos (Wired Digital's WEBMONKEY)

    In addition, we compete for advertising revenues with general interest portal and destination sites, as well as traditional media. Our competitors for sales of products are book, software and online retailers that sell products similar to ours. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements and to develop and promote their products and services more effectively. We may not be able to compete successfully against present or future competitors.

    There are relatively low barriers to entry in the online services market. We do not own any patented technology that precludes or inhibits competitors from entering the IT online market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, results of operations and financial condition.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ADOPTION AND EFFECTIVENESS OF THE
  INTERNET AS AN ADVERTISING MEDIUM

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

    There are currently no standards for the measurement of the effectiveness of Internet advertising and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our or third-party measurements of advertisement delivery, and our customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies that our customers may not accept.

    If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we may not be able to maintain our revenues with other forms of advertising that we offer. Also, "filter" software programs limit or prevent advertising from being delivered to a user's computer. The commercial viability of internet advertising, and our business, results of operations and financial condition, would be materially adversely affected by Web users' widespread adoption of such software.

WE RELY HEAVILY ON ADVERTISING REVENUES

    To date, substantially all of our revenues are derived from paid job listings, banner and sponsorship advertisements. We rely primarily on our in-house advertising sales force for domestic advertising sales. Our success depends, in part, on hiring, retaining, managing, training and motivating our sales force. If a significant portion of our advertising sales force leaves, we may not be able to compete for or retain advertisers and we may not be able to sustain or increase our current advertising sales level. The reduction in the amount of revenue from advertising sales could have a material adverse effect on our business, results of operations and financial condition.

    In addition, the competition in the sale of advertising on the Internet, including competition from Internet portals and other high-traffic sites is intense. This competition has resulted in a wide range of rates quoted by different vendors for a variety of advertising services. As a result, we cannot accurately predict the future levels of Internet advertising revenues that we will realize. The prices for Internet advertising may also be affected by competition among current and future suppliers of Internet navigational services or Web sites and advertising networks. This, together with competition with other traditional media for advertising placements, could result in significant price competition, reduced pricing for Internet advertising and reductions in our advertising revenues.

WE ENGAGE IN BARTER TRANSACTIONS, WHICH DO NOT GENERATE CASH REVENUE

    We engage in barter transactions, which reduce cash expenditures in marketing and other areas, and leverage our advertising inventory. For the year ended December 31, 1999, revenues from barter transactions represented approximately 10% of revenues. During 1998, revenues from barter transactions represented approximately 25% of revenues and less than 10% of revenues on a pro forma basis after giving effect to the acquisition of D&L Online, Inc. Barter revenues may continue to represent a portion of our total revenues in future periods.

WE MUST CONTINUE TO MAINTAIN AND DEVELOP OUR REPUTATION AND BRAND RECOGNITION

    We believe that establishing and maintaining the identity of our several brands is critical in attracting and expanding our audience, and that the importance of brand recognition will increase due to the growing number of Internet online services. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality online services. If users do not perceive our existing online services to be of high quality, or if we introduce new online services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and the attractiveness of our audiences to advertisers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we (1) cannot provide high quality online services, (2) fail to promote and maintain our brands, or (3) incur excessive expenses in an attempt to improve our online services or promote and maintain our brands, our business, results of operations and financial condition could be materially adversely affected.

WE MUST RETAIN KEY EXECUTIVES AND PERSONNEL

    Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management. We have employment agreements, which include non-compete provisions, with members of senior management. However, these key personnel and others may leave us or compete with us, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we have not purchased key person life insurance on all members of our senior management.

    Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel. There is currently a shortage of qualified personnel in the online services market, and this shortage is likely to continue. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate and retain qualified professionals, our business and results of operations could be materially adversely affected.

OUR CONTINUED FUTURE GROWTH MAY STRAIN OUR RESOURCES

    A key part of our strategy is to grow, which may strain our managerial, operational and financial resources. To manage recent acquisitions and future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be successful in managing our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO CONSUMMATE POTENTIAL ACQUISITIONS OR INTEGRATE THE
  OPERATIONS OF COMPANIES WE ACQUIRE

    Our strategy includes the acquisition of assets of online service providers that enhance our current services. As part of this strategy, during 1999 we acquired many businesses and Web sites including D&L Online, Inc., Micro House International, Inc., GoCertify and THE PERL JOURNAL. Our continued growth will depend in part on our ability to continue to identify suitable acquisition candidates and to acquire them on appropriate terms. In addition, the anticipated results of any acquisitions may not be realized. Some of the risks that we may encounter in acquiring other companies include the following:

    - expenses, delays and difficulties of integrating the acquired company into our existing organization;

    - potential disruption of our ongoing business;

    - diversion of management's attention;

    - the amortization of the acquired company's intangible assets;

    - impact on our financial condition due to the timing of the acquisition;

    - failure to retain key personnel;

    - difficulties of integrating the personnel and cultures of the acquired company into our organization; and

    - potential legal liabilities.

If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition.

WE RELY ON A NUMBER OF CONTENT PROVIDERS

    Our success depends upon our ability to provide a wide range of in-depth content. The markets for our online services are characterized by rapidly changing technology, emerging industry standards and the rapidly changing needs of our audience. We rely on a number of publishers of technical materials, our vendors and the users of our online services for the continuing provision of up-to-date content. No single content provider is material to our operations. However, publishers of technical materials with which we currently have a relationship, our current vendors or the current users of our online services may not continue to provide us with a similar flow of content or may not continue to do so on the same terms and conditions. If the flow of content for our online services decreases either in terms of quality or quantity, or ceases completely, our business, results of operations and financial condition could be materially adversely affected.

WE RELY ON A NUMBER OF STRATEGIC ALLIANCES

    We rely on strategic alliances with Sun Microsystems, CMP Media, Ziff-Davis, Macmillan, Fair Market, BEYOND.COM and FATBRAIN.COM, among others, to attract users and paid advertising to our online services. These relationships may not continue or we may not be able to develop any additional third party alliances on acceptable commercial terms. No one of these strategic alliances is individually material to our operations. However, our inability to maintain current strategic relationships generally or develop new strategic relationships could have a material adverse effect on our business, results of operations and financial condition.

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

    Because of our limited operating history, we plan our expenses based in part upon our expectations concerning future revenue. Our expenses, to a large extent, are fixed. Our quarterly revenues and operating results depend substantially upon the advertising revenues we receive within that quarter, which are difficult to forecast accurately. The cancellation or deferral of a small number of advertising contracts could have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall could have a material adverse effect on our business, results of operations and financial condition.

    Our quarterly results have historically been affected by variations in the following:

    - the level of usage of the Internet;

    - demand for Internet advertising;

    - the addition or loss of advertisers;

    - the level of user traffic on our online services;

    - economic conditions specific to the Internet industry; and

    - online media and economic conditions generally.

    We also believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. As a strategic response to this, we have and may continue to make pricing, service or marketing decisions. We also may consummate business combinations to reduce our exposure to seasonality. Any failure of one or more of these strategies could have a material adverse effect on our business, results of operations and financial condition.

WE MAY HAVE DIFFICULTY IN EXPANDING AND MANAGING OUR INTERNATIONAL OPERATIONS

    A key part of our strategy is to develop our online services in international markets. To date, we have had limited experience in developing localized versions of our online services and in marketing and operating our online services internationally. We intend to enter into relationships with foreign business partners. If the international revenues are not adequate to offset our investments in international activities, our business, results of operations and financial condition could be materially and adversely affected.

    We may experience difficulty in managing international operations because of distance, as well as language and cultural differences. We and any of our future foreign business associates may not be able to successfully market and operate our online services in foreign markets. Furthermore, in light of substantial anticipated competition, we believe that it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market. We cannot give you any assurance that we will be able to do so. Other risks that could affect our potential international operations include:

    - fluctuations in currency exchange rates;

    - difficulties arising from staffing and managing foreign operations;

    - unexpected changes in the legal and regulatory requirements of different countries;

    - potential political and economic instability; and

    - overlapping or differing tax laws.

    If any of these risks materialize, our domestic and international businesses, results of operations and financial condition could be materially adversely affected.

OUR STOCK PRICE, LIKE THAT OF OTHER INTERNET COMPANIES, IS VOLATILE

    Our common stock began trading on the Nasdaq National Market on November 11, 1998 and its market price has been highly volatile. The price range for our common stock has ranged from a low of $22.13 to a high of $89 since it began trading on the Nasdaq National Market. In addition, the overall market for the equity securities issued by Internet-related companies has been volatile. This volatility may continue. Factors that may materially adversely affect the market price of our common stock include:

    - variations in our financial results and earnings;

    - failure to meet or exceed estimates by securities analysts;

    - fluctuations in the stock prices of our competitors;

    - any loss of key management;

    - adverse regulatory actions or decisions;

    - announcements of extraordinary events, including material litigation or acquisitions or changes in pricing policies by us or our competitors;

    - changes in the market for our online services; and

    - general economic, political and market conditions.

FOUR OF OUR DIRECTORS OR THEIR AFFILIATES OWN A SIGNIFICANT PERCENTAGE OF OUR
  SHARES

    As of March 1, 2000, Warburg, Pincus Ventures, L.P., Jack D. Hidary and Murray Hidary (or their affiliates) owned 34.28% in the aggregate of the outstanding shares of common stock and individually owned the percentage set forth opposite their respective names below. Two of our directors are affiliated with Warburg, Pincus Ventures, L.P. and both Jack Hidary and Murray Hidary are directors and officers of EarthWeb.

Warburg, Pincus Ventures, L.P...............................   18.00%
Jack D. Hidary..............................................    8.19%
Murray Hidary...............................................    8.09%

    If the stockholders listed above choose to act or vote in concert, they will have the power to influence the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all of its assets. In addition, without the consent of these stockholders, we could be prevented from entering into potentially beneficial transactions. Conversely, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the price at which the common stock trades on the Nasdaq National Market.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

    In connection with our acquisitions of businesses, including the D&L Online, Inc., Micro House International, Inc. and CodeGuru acquisitions, we issued a significant number of shares of common stock. Of these shares 635,215 are being offered and sold from time to time under an effective registration statement by the holders of those shares. Those shareholders have agreed to restrict their sales of such shares of common stock to a limited number of shares per quarter. Certain of those shares are currently held under escrow arrangements and are not immediately resellable. However, in the event that all of those shares available for sale in any quarter are all sold on one day, such sales may have an adverse effect in the market price of our common stock.

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE
  US

    Various provisions of our certificate of incorporation and by-laws are designed to discourage or prevent a third party from acquiring control of us. Our by-laws include restrictions on who may call a special meeting of stockholders, and either a majority of the board of directors or the holders of two-thirds of our outstanding capital stock, which are entitled to vote in the elections of the board of directors, must approve all amendments to our by-laws.

    Our certificate of incorporation authorizes the board of directors to issue up to 2,000,000 shares of "blank check" preferred stock. The board of directors will have the authority without action by our stockholders to fix the rights, privileges and preferences of, and to issue shares of this preferred stock. In addition, our certificate of incorporation provides that the board of directors will be divided into three classes with the directors serving staggered three-year terms. Only the holders of two-thirds of our outstanding capital stock that are entitled to vote in the elections of the board of directors can amend this provision.

RISKS TYPICAL OF THE INTERNET INDUSTRY

OUR SUCCESS IS TIED TO THE CONTINUED GROWTH IN THE USE OF THE INTERNET AND THE
  ADEQUACY OF THE INTERNET INFRASTRUCTURE

    Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users and advertisers on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

    - actual or perceived lack of security of information, including credit card numbers;

    - lack of access and ease of use;

    - congestion of traffic on the Internet;

    - inconsistent quality of service and lack of availability of cost-effective, high speed service;

    - possible disruptions due to computer viruses, possible Year 2000 difficulties or other damage to the Internet servers or to users' computers;

    - excessive governmental regulation;

    - uncertainty regarding intellectual property ownership; and

    - lack of high-speed modems and other communications equipment.

    Published reports have also indicated that growth in the use of the Internet has resulted in users experiencing delays, transmission errors and other difficulties. As currently configured, the Internet may not support an increase in the number or requirements of our users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our online services could be materially affected if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If none of the foregoing changes occur, or if the Internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially adversely affected. In addition, even if those changes occur, we may be required to spend significant amounts to adapt our online services to any new or emerging technologies relating to the Internet.

CAPACITY CONSTRAINTS OR SYSTEMS FAILURES COULD MATERIALLY AND ADVERSELY AFFECT
  OUR BUSINESS

    The performance of our online services is critical to:

    - our reputation;

    - our ability to attract advertisers to our services; and

    - achieving market acceptance of our online services.

    Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our online services could result in decreased usage of our services. If these failures are sustained or repeated, they could reduce the attractiveness of our online services to our users, vendors and advertisers. An increase in the volume of queries conducted through our online services could strain the capacity of the software or hardware we employ, which could lead to slower response time or system failures that could adversely affect our advertising revenues. We also face technical challenges associated with higher levels of personalization and localization of content delivered to users of our online services. The process of managing advertising within our large, high traffic Internet online service is an increasingly important and complex task. We rely on both internal and licensed third party advertising, inventory management and analysis systems. We could incur so-called "make good" obligations to our advertising customers if an extended failure of our advertising system results in incorrect advertising insertions. By displacing advertising inventory, these obligations could defer advertising revenues and thereby have a material adverse effect on our business, results of operations and financial condition.

    Our operations are dependent in part upon our ability to protect our operating systems against:

    - physical damage from acts of God;

    - power loss;

    - telecommunications failures;

    - physical and electronic break-ins;

    - hacker attacks;

    - computer viruses; and

    - similar events.

    The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our online services, which could have a material adverse effect on our business, results of operations and financial condition. Overall Internet usage could decline if any well-publicized compromise of security occurs. Hacking involves efforts to gain unauthorized access to information of systems or to cause intentional malfunctions or loss or corruption of data software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our services. In February 2000, several popular Internet portals in the United States were disrupted by hackers. We cannot assure you that we will be able to avoid hackers or some other similar form of system disruption or denial of service attack. Security breaches could have a material adverse effect on EarthWeb and its business. In addition, transmission of computer viruses to our internet sites, whether intentional or inadvertent, could expose us to a material risk of loss or litigation and possible liability.

WE MAY FACE LIABILITY FOR THE SERVICES THAT WE PROVIDE

    Because content made available by third parties may be downloaded by the online services operated or facilitated by us and may be subsequently distributed to others, there is a potential that claims will be asserted against us for defamation, negligence or personal injury, or based on other theories due to the nature of the content. These claims have been brought, and sometimes successfully asserted, against other online service providers. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our online services or through content and materials that may be posted by users in our classifieds, bulletin board or chat room services. By providing hypertext links to Internet sites operated by other providers, third parties may attempt to assert claims or liability for wrongful actions by these other providers through these Internet sites. It is also possible that users could claim that we were responsible for losses incurred in reliance on information provided on our online services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to provide full indemnification. Any imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY COULD HARM OUR REPUTATION, AFFECT
  OUR COMPETITIVE POSITION AND COST US MONEY

    We believe that our service marks and other proprietary rights are important to our success and competitive position. We have registered some of our service marks in the United States and abroad. We also limit access to and distribution of our proprietary information, as well as proprietary information licensed from third parties. Our management cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary information and material.

    Despite our efforts to protect our intellectual property, we face the following risks:

    - non-recognition or inadequate protection of our proprietary rights in various foreign countries;

    - undetected misappropriation of our proprietary information or materials;

    - development of similar technologies by competitors;

    - unenforceability of the non-competition agreements entered into by our employees; and

    - infringement claims, even if not meritorious.

    If any of these risks materialize, we could be required to pay significant amounts to defend our rights and our managerial resources could be diverted.

    Legal standards relating to the validity, enforceability and scope of protection of various intellectual property rights in Internet-related industries are uncertain and still evolving, and no assurance can be given as to the future viability or value of any intellectual property rights of ours or other companies within the IT industry. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We pursue the registration of our service marks in the United States and internationally. We have obtained United States service mark registrations for EARTHWEB and its related logo and for DEVELOPER.COM (on the Supplemental Register), have been assigned PLUGIN DATAMATION, DATAMATION and DICE and have applied for the registration of additional service marks, including EARTHWEB'S ITKNOWLEDGE and the DEVELOPER.COM logo. Although we generally pursue the registration of our service marks and other intellectual property, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. Moreover, effective trademark, copyright and trade secret protection may not be available in every country in which our online services are distributed or made available through the Internet. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe or misappropriate our copyrights, service marks, trade dress and similar proprietary rights.

    We have licensed in the past, and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that the quality of our several brands is maintained by these licensees, no assurance can be given that these licensees will not take actions that could materially and adversely affect the value of proprietary rights or the reputation of our online services, either of which could have a material adverse effect on business, results of operations and financial condition. Also, we are aware that third parties have from time to time copied significant portions of DEVELOPER.COM directory listings for use in competitive Internet navigational tools and services, and we cannot guarantee that the distinctive elements of DEVELOPER.COM can be protected under copyright law.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE OUR USERS' PERSONAL INFORMATION

    If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation.

WE MAY BE LIABLE WITH RESPECT TO THE COLLECTION AND USE OF USERS' PERSONAL
  INFORMATION AND OUR CURRENT PRACTICES MAY NOT BE IN COMPLIANCE WITH PROPOSED NEW LAWS AND REGULATIONS

    Recently, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use and sale by various internet companies of users' personal information. While we do not sell personally identifiable user information to third parties and believe we are otherwise in compliance with current law, we cannot ensure that we will not be subject to any such lawsuits or investigations. Moreover, our current practices regarding the collection and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the U.S. federal government and various state governments intended to limit the collection and use of user information. As a result, we may be forced to change our current practices relating to the collection and use of user information. In addition, the European Union adopted a directive in October 1998 that may limit our collection and use of information regarding our users in Europe. We may incur additional expenses if we are sued, our privacy practices are investigated or need to change our practices to comply with

OUR BUSINESS IS SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE
  INTERNET AND TAXATION

    Congress and various state and local governments, as well as the European Union, have recently passed legislation that regulates various aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect our future results of operations and financial condition.

    A law imposing a three-year moratorium on new taxes on Internet-based transactions was enacted by Congress in October 1998. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state Web sites. Sales or use taxes imposed upon the sale of products or services over the Internet will not be affected by this moratorium. We have not yet been able to determine how we will be affected by this moratorium. To the extent that the moratorium provides a material benefit, its expiration after three years could have a material adverse effect on our financial condition and results of operations.

    Because these laws are relatively new and still in the process of being implemented, it is not known how courts will interpret both existing and new laws. Therefore, our management is uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may reduce the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

ACCOUNTING STANDARDS AFFECTING THE INTERNET INDUSTRY ARE IN FLUX

    We are aware of various proposals being discussed by the accounting profession and the Securities and Exchange Commission that would affect how Internet companies record revenue, account for barter transactions, reflect guarantees of hits in connection with advertising arrangements or accrue expenses and, in certain cases, how their customers account for transactions with Internet companies. While these discussions are still in a preliminary phase and we believe that none of the proposals we are aware of would materially adversely affect our financial position or results of operations in the event they are adopted, we cannot predict with certainty the timing or effect of the adoption of any of these proposed changes.

ITEM 2. PROPERTIES

    Our headquarters are currently located in a leased facility in New York City consisting of a total of approximately 33,500 square feet of office space, the majority of which is under a ten-year lease. EarthWeb Career Solutions, Inc. has an office located in Des Moines, Iowa, consisting of approximately 13,530 square feet under leases expiring beginning on October 31, 2001. EarthWeb Knowledge Products, Inc. located in Boulder, Colorado, has an office consisting of approximately 10,000 square feet under a lease expiring February 28, 2001. The Company also has offices in Atlanta, Boston and San Francisco.

ITEM 3. LEGAL PROCEEDINGS

    We are party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of those claims and litigation will not have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated by reference to the section entitled "Shareholder Information" on page 28 of the Company's 1999 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to the section entitled "Selected Financial Data" on page 6 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the Company's 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the section entitled "Management" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the section entitled "Compensation of Executive Officers" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Principal Security Holders" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A)  DOCUMENTS FILED AS PART OF THIS REPORT:

    The following financial statements and the Report of the Independent Accountants are incorporated herein by reference to the Registrant's 1998 Annual Report to Stockholders pursuant to Item 8:

                                                              PAGE IN ANNUAL REPORT
                                                              ---------------------
Balance Sheets at December 31, 1999 and 1998................            12
Statement of Operations for the years ended December 31,
  1999, 1998 and 1997.......................................            13
Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997..........................            14
Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997.......................................            16
Notes to Financial Statements...............................            17
Report of Independent Accountants...........................            26

    All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

B)  REPORTS ON FORM 8-K.

    None.

C)  EXHIBITS.

    EXHIBIT
    NO.                                             DESCRIPTION
    -------                 ------------------------------------------------------------
            *2.1            Agreement and Plan of Merger among EarthWeb Inc., EW
                            Acquisition Corporation, D&L Online, Inc., Lloyd Linn, and
                            Diane Rickert; incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February
                            2, 1999.

             2.2            Securities Purchase Agreement among the Registrant, EarthWeb
                            Knowledge Products, Inc. International, Inc. and Steve
                            Anderson, Doug Anderson, Robert Anderson and Ascent
                            Partners; incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K dated March 12,
                            1999.

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

             4.1            Amended and Restated Shareholders Agreement dated as of June
                            24, 1997 among the Registrant, EarthWeb LLC, Global Network
                            Partners (GNP), Warburg, Pincus Ventures, L.P., Jack D.
                            Hidary, Murray Hidary and Nova Spivack; incorporated by
                            reference to Exhibit 4.1 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).

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
                            No. 333-60837).

    EXHIBIT
    NO.                                             DESCRIPTION
    -------                 ------------------------------------------------------------
             4.4            Registration Rights Agreement between EarthWeb Inc., Lloyd
                            Linn and Diane Rickert; incorporated by reference to Exhibit
                            4.1 to the Registrant's Current Report on Form 8-K dated
                            February 2, 1999.

             4.5            Registration Rights Agreement dated as of March 19, 1999
                            between EarthWeb, Inc., Steve Anderson, Doug Anderson,
                            Robert Anderson and Ascent Partners; incorporated by
                            reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 12, 1999.

             4.6            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Steven Anderson;
                            incorporated by reference to Exhibit 4.2 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.

             4.7            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Doug Anderson;
                            incorporated by reference to Exhibit 4.3 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.

             4.8            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Robert Anderson;
                            incorporated by reference to Exhibit 4.4 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.

             4.9            Indenture, dated as of January 25, 2000, between the
                            Registrant and State Street Bank and Trust Company of
                            California, N.A. as Trustee with respect to 7% Convertible
                            Subordinated Notes due 2000 (the "7% Notes"); incorporated by reference to Exhibit 4.1 of the Registrant's Registration
                            Statement on Form S-3 (SEC File No. 333-95921).

             4.10           Registration Rights Agreement, dated as of January 19, 2000, between the Registrant and the initial purchasers identified therein, with respect to the 7% Notes; incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-3 (SEC File No. 333-95921).

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

    EXHIBIT
    NO.                                             DESCRIPTION
    -------                 ------------------------------------------------------------
            10.6            Consulting Agreement dated as of August 1, 1998 between the
                            Registrant and Nova Spivack; incorporated by reference to
                            Exhibit 10.6 to the Registrant's Registration Statement on
                            Form S-1 (SEC File No. 333- 60837).

            10.7            Intercompany Services Agreement dated October 25, 1996 among the Registrant, EarthWeb LLC, GNP (formerly EarthWeb Ltd.),
                            Jack D. Hidary, Murray Hidary and Nova Spivack, as amended;
                            incorporated by reference to Exhibit 10.7 to the
                            Registrant's Registration Statement on Form S-1 (SEC File
                            No. 333-60837).

            10.8            Lease Agreement dated April 28, 1995 between 3 Park Avenue
                            Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8 to the Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).

            10.10           Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).

            10.11           Employment Agreement between EarthWeb Inc. and Lloyd Linn;
                            incorporated by reference to Exhibit 10.1 to the
                            Registrant's Current Report on Form 8-K dated February 2,
                            1999.

            10.12           Employment Agreement between Registrant and John Kleine;
                            incorporated by reference to Exhibit 10.6 to the
                            Registrant's Current Report on Form 10-K for the year ended
                            December 31, 1998.

            10.13           Registrant's 1998 Stock Incentive Plan, as amended,
                            incorporated by reference to Exhibit 4.1 to Registrant's
                            Registration Statement on Form S-8 (SEC File No. 333-79331).

            13.1            1999 Annual Report to Stockholders, portions of which are
                            included herein.

            21.1            Subsidiaries of Registrant

            23.1            Consent of Independent Auditors

            27              Financial Data Schedule

* Confidential treatment has been received with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2000.

                                                       EARTHWEB INC.

                                                       BY:              /S/ JACK D. HIDARY
                                                            -----------------------------------------
                                                                          Jack D. Hidary
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 28, 2000.

                 NAME AND SIGNATURE                                 TITLE
                 ------------------                                 -----
                 /s/ JACK D. HIDARY                    President, Chief Executive
     -------------------------------------------         Officer and Director
                   Jack D. Hidary

                  /s/ MURRAY HIDARY                    Executive Vice President,
     -------------------------------------------         Treasurer and Director
                    Murray Hidary

                   /s/ PETER DEROW                     Director
     -------------------------------------------
                     Peter Derow

                  /s/ HENRY KRESSEL                    Director
     -------------------------------------------
                    Henry Kressel

                   /s/ CARY DAVIS                      Director
     -------------------------------------------
                     Cary Davis

                   /s/ IRENE MATH                      Senior Vice President, Finance
     -------------------------------------------         (Principal Financial and
                     Irene Math                          Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NO.                                             DESCRIPTION
    -------                 ------------------------------------------------------------
            *2.1            Agreement and Plan of Merger among EarthWeb Inc., EW
                            Acquisition Corporation, D&L Online, Inc., Lloyd Linn, and
                            Diane Rickert; incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February
                            2, 1999.
             2.2            Securities Purchase Agreement among the Registrant, EarthWeb
                            Knowledge Products, Inc. International, Inc. and Steve
                            Anderson, Doug Anderson, Robert Anderson and Ascent
                            Partners; incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K dated March 12,
                            1999.
             3.1            Form of Amended and Restated Certificate of Incorporation;
                            incorporated by reference to Exhibit 3.1 to Registrant's
                            Registration Statement on Form S-1 (SEC File No. 333-60837).
             3.2            Form of Amended and Restated By-laws; incorporated by
                            reference to Exhibit 3.2 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
             4.1            Amended and Restated Shareholders Agreement dated as of June
                            24, 1997 among the Registrant, EarthWeb LLC, Global Network
                            Partners (GNP), Warburg, Pincus Ventures, L.P., Jack D.
                            Hidary, Murray Hidary and Nova Spivack; incorporated by
                            reference to Exhibit 4.1 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
             4.2            Specimen Common Stock Certificate of Registrant;
                            incorporated by reference to Exhibit 4.2 to Registrant's
                            Registration Statement on Form S-1 (SEC File No. 333-60837).
             4.3            Registration Rights Agreement dated as of October 25, 1996 by and between the Registrant, Warburg, EarthWeb LLC and
                            GNP; incorporated by reference to Exhibit 4.3 to
                            Registrant's Registration Statement on Form S-1 (SEC File
                            No. 333-60837).
             4.4            Registration Rights Agreement between EarthWeb Inc., Lloyd
                            Linn and Diane Rickert; incorporated by reference to Exhibit
                            4.1 to the Registrant's Current Report on Form 8-K dated
                            February 2, 1999.
             4.5            Registration Rights Agreement dated as of March 19, 1999
                            between EarthWeb, Inc., Steve Anderson, Doug Anderson,
                            Robert Anderson and Ascent Partners; incorporated by
                            reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 12, 1999.
             4.6            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Steven Anderson;
                            incorporated by reference to Exhibit 4.2 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.
             4.7            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Doug Anderson;
                            incorporated by reference to Exhibit 4.3 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.
             4.8            Zero Coupon Convertible Promissory Note dated as of March
                            19, 1999 of Registrant in favor of Robert Anderson;
                            incorporated by reference to Exhibit 4.4 to the Registrant's
                            Current Report on Form 8-K dated March 12, 1999.
             4.9            Indenture, dated as of January 25, 2000, between the
                            Registrant and State Street Bank and Trust Company of
                            California, N.A. as Trustee with respect to 7% Convertible
                            Subordinated Notes due 2000 (the "7% Notes"); incorporated by reference to Exhibit 4.1 of the Registrant's Registration
                            Statement on Form S-3 (SEC File No. 333-95921).
             4.10           Registration Rights Agreement, dated as of January 19, 2000, between the Registrant and the initial purchasers identified therein, with respect to the 7% Notes; incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-3 (SEC File No. 333-95921).
             9              Form of Voting Trust Agreement, as amended; incorporated by reference to Exhibit 9 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).

    EXHIBIT
    NO.                                             DESCRIPTION
    -------                 ------------------------------------------------------------
            10.1            1996 Amended and Restated Stock Plan, as amended;
                            incorporated by reference to Exhibit 10.1 to Registrant's
                            Registration Statement on Form S-1 (SEC File No. 333-60837).
            10.2            Employment Agreement dated January 1, 1995 between GNP
                            (formerly EarthWeb Ltd.) and Jack D. Hidary; incorporated by reference to Exhibit 10.2 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
            10.3            Employment Agreement dated January 1, 1995 between GNP
                            (formerly EarthWeb Ltd.) and Murray Hidary; incorporated by reference to Exhibit 10.3 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
            10.4            Employment Agreement dated November 4, 1996 between the
                            Registrant and Irene Math; incorporated by reference to
                            Exhibit 10.4 to Registrant's Registration Statement on Form
                            S-1 (SEC File No. 333-60837).
            10.5            Employment Agreement dated November 3, 1997 between the
                            Registrant and William Gollan; incorporated by reference to
                            Exhibit 10.5 to Registrant's Registration Statement on Form
                            S-1 (SEC File No. 333-60837).
            10.6            Consulting Agreement dated as of August 1, 1998 between the
                            Registrant and Nova Spivack; incorporated by reference to
                            Exhibit 10.6 to the Registrant's Registration Statement on
                            Form S-1 (SEC File No. 333- 60837).
            10.7            Intercompany Services Agreement dated October 25, 1996 among the Registrant, EarthWeb LLC, GNP (formerly EarthWeb Ltd.),
                            Jack D. Hidary, Murray Hidary and Nova Spivack, as amended;
                            incorporated by reference to Exhibit 10.7 to the
                            Registrant's Registration Statement on Form S-1 (SEC File
                            No. 333-60837).
            10.8            Lease Agreement dated April 28, 1995 between 3 Park Avenue
                            Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8 to the Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
            10.10           Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to Registrant's Registration
                            Statement on Form S-1 (SEC File No. 333-60837).
            10.11           Employment Agreement between EarthWeb Inc. and Lloyd Linn;
                            incorporated by reference to Exhibit 10.1 to the
                            Registrant's Current Report on Form 8-K dated February 2,
                            1999.
            10.12           Employment Agreement between Registrant and John Kleine;
                            incorporated by reference to Exhibit 10.6 to the
                            Registrant's Current Report on Form 10-K for the year ended
                            December 31, 1998.
            10.13           Registrant's 1998 Stock Incentive Plan, as amended,
                            incorporated by reference to Exhibit 4.1 to Registrant's
                            Registration Statement on Form S-8 (SEC File No. 333-79331).
            13.1            1999 Annual Report to Stockholders, portions of which are
                            included herein.
            21.1            Subsidiaries of Registrant
            23.1            Consent of Independent Auditors
            27              Financial Data Schedule

* Confidential treatment has been received with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.