Form 10-Q
period 2000-03-31
EARTHWEB INC
filed 2000-05-15
CIK 1067056

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25107

                               ----------------

                                 EARTHWEB INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                  13-3899472
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

3 Park Avenue,                            10016
New York, New York                        (including Zip Code)
(Address of principal executive offices)

                                (212) 725-6550
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 12, 2000, the registrant had outstanding 10,536,848 shares of common stock, $.01 par value.

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

 PART 1.   FINANCIAL INFORMATION                                     Page No.
 Item 1.   Financial Statements:
           Condensed Consolidated Balance Sheets as of March 31,
            2000 and December 31, 1999                                      3
           Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999                      4
           Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999                      5
           Notes to Condensed Consolidated Financial Statements             6
 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8
 Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk                                                           10
 PART II.  OTHER INFORMATION
 Item 1.   Legal Proceedings                                               11
 Item 2.   Changes in Securities and Use of Proceeds                       11
 Item 3.   Defaults Upon Senior Securities                                 11
 Item 4.   Submission of Matters to a Vote of Security Holders             11
 Item 5.   Other Information                                               12
 Item 6.   Exhibits and Reports on Form 8-K                                12
           Signatures                                                      13

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents...........................  $ 64,601     $ 13,054
  Marketable securities...............................     6,347        6,242
  Accounts receivable, net............................     5,424        4,776
  Prepaid expenses and other current assets...........     2,905        2,482
                                                        --------     --------
    Total current assets..............................    79,277       26,554
  Fixed assets, net...................................     9,191        7,272
  Intangible assets, net..............................    76,987       53,790
  Other assets........................................     4,708        1,573
                                                        --------     --------
    Total assets......................................  $170,163     $ 89,189
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................  $  2,327     $  4,347
  Accrued expenses....................................    10,392        7,665
  Amounts due under acquisition agreements............    14,869        6,122
  Other current liabilities...........................     3,652        2,409
  Notes payable-- short-term..........................       511          486
                                                        --------     --------
    Total current liabilities.........................    31,751       21,029
  Convertible notes payable...........................    80,875        5,743
  Notes payable-- long-term...........................       519          782
  Other liabilities...................................     1,769        2,725
                                                        --------     --------
    Total liabilities.................................   114,914       30,279
Commitments and contingencies                                --           --
Stockholders' equity:
  Preferred stock, par value $.01; 2,000,000
   authorized, none issued............................       --           --
  Common stock, par value $.01; 21,750,000 authorized,
   10,089,927 and 9,817,772 issued and outstanding....       101           98
  Additional paid in capital..........................   119,022      111,283
  Unearned compensation...............................      (178)        (386)
  Accumulated comprehensive other income..............       130          110
  Treasury stock, at cost 4,713 shares................      (200)        (200)
  Accumulated deficit.................................   (63,626)     (51,995)
                                                        --------     --------
    Total stockholders' equity........................    55,249       58,910
                                                        --------     --------
    Total liabilities and stockholders' equity........  $170,163     $ 89,189
                                                        ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                             Quarter ended
                                                               March 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
Revenues................................................... $ 13,658  $ 3,732
Cost of revenues...........................................    4,444    1,479
                                                            --------  -------
Gross profit...............................................    9,214    2,253
                                                            --------  -------
Operating expenses:........................................
  Product development......................................    2,002      736
  Sales and marketing......................................    9,846    5,188
  General and administrative...............................    2,846    1,597
  Depreciation.............................................      788      247
  Amortization.............................................    4,966    1,531
                                                            --------  -------
    Total operating expenses...............................   20,448    9,299
                                                            --------  -------
Loss from operations.......................................  (11,234)  (7,046)
Interest expense...........................................   (1,264)     (11)
Interest and other income..................................      867      245
                                                            --------  -------
Net loss................................................... $(11,631) $(6,812)
                                                            ========  =======
Basic and diluted net loss per share....................... $  (1.18) $ (0.82)
                                                            ========  =======
Weighted average shares of common stock used in computing
 basic and diluted net loss per share......................    9,891    8,290
                                                            ========  =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             Quarter Ended
                                                               March 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
Cash flows from operating activities:
  Net loss................................................. $(11,631) $(6,812)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation.............................................      788      247
  Amortization.............................................    4,966    1,531
  Amortization of deferred financing costs.................      108      --
  Provision for doubtful accounts..........................      123       63
  Charge related to issuance of stock options..............       48       20
  Interest accrued on convertible notes....................    1,039      --
Changes in operating assets and liabilities:...............
  Accounts receivable......................................     (513)    (316)
  Prepaid expenses and other current assets................     (551)     263
  Other assets.............................................        7      (23)
  Accounts payable and accrued expenses....................   (2,661)   1,253
  Other currents liabilities...............................      844      441
                                                            --------  -------
Net cash used in operating activities:.....................   (7,433)  (3,333)
                                                            --------  -------
Cash flows from investing activities:
  Purchase of fixed assets.................................   (2,676)    (408)
  Payments for acquisitions................................  (13,701)  (5,907)
                                                            --------  -------
Net cash used in investing activities......................  (16,377)  (6,315)
                                                            --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..............      533      145
  Proceeds from issuance of convertible notes, net.........   77,600      --
  Payments of obligations under acquisition agreements.....   (2,437)     --
  Payments of principal on capital leases and notes
   payable.................................................     (339)     --
                                                            --------  -------
Net cash provided by financing activities..................   75,357      145
                                                            --------  -------
Net change in cash and cash equivalents for the period.....   51,547   (9,503)
Cash and cash equivalents, beginning of period.............   13,054   25,292
                                                            --------  -------
Cash and cash equivalents, end of period................... $ 64,601  $15,789
                                                            ========  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1. The Company and Basis of Presentation

  EarthWeb Inc. ("Earthweb" or the "Company"), is a leading business portal for the global IT industry. EarthWeb provides a comprehensive set of business-to-business and business-to-professional services and offers a central portal serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and internet development, and hardware and systems. EarthWeb is positioned as a trusted third party platform offering an integrated environment where various industry constituents can share information, manage their careers, recruit personnel and buy and sell products and services.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in EarthWeb's annual report on form 10-K for the year ended December 31, 1999.

  Certain amounts from the prior year have been reclassified to conform with the current period presentation.

2. Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. EarthWeb's significant estimates include the useful lives of fixed assets and intangibles, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

3. Acquisitions

  In February 2000, EarthWeb completed the acquisition of Measure Up, Inc. ("Measure Up"), a company that provides online certification and preparation and assessment solutions for the IT industry. Total consideration for the acquisition was $15.0 million, plus contingent payments ("Earnout") based on operating performance. The initial purchase price consisted of (a) $10.0 million in cash, which was paid at closing, (b) $2.5 million payment on May 8, 2000, which consisted of $190,500 in cash and 150,947 shares of EarthWeb common stock and (c) $2.5 million payment in the form of cash and EarthWeb common stock payable in August 2000. The additional Earnout payments are payable in the form of cash, common stock or both with an aggregate value of up to $10.0 million, over a period of three years. Under the terms of the acquisition agreements and a related escrow agreement, 41,387 shares of EarthWeb common stock (subject to future adjustments) have been placed in escrow to secure future payments.

  In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a leading website for IT executives. The consideration totaled approximately $8.0 million, $3.0 million of which was paid at closing in cash and $1.0 million of which was paid on March 31, 2000 in the form of 39,678 shares of EarthWeb common stock. The remaining payments are due in the second and third quarter of 2000.

                                 EARTHWEB INC.

                                  (unaudited)

  In February 2000 and March 2000, EarthWeb acquired the Web sites CCPrep and NetCerts, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco products. The aggregate purchase price of both acquisitions was $3,370,000 of which $1,975,000 was paid at closing, consisting of $650,000 in cash and 41,247 shares of EarthWeb common stock. The remaining payment is due in the third quarter of 2000.

  These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price of each has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, of approximately $27.7 million has been preliminarily allocated to goodwill and other intangibles and is being amortized on a straight-line basis over a period of three to four years.

  In March 2000 the Company issued 126,475 shares of common stock in exchange for the convertible note issued in connection with the acquisition of Microhouse International, Inc. In April 2000 the Company issued 76,270 shares of common stock and paid $2.0 million in cash pursuant to the Earnout provision of the acquisition agreement with D&L Online, Inc.

  The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of Measure Up, Cambridge Information Network, MicroHouse International, Inc. (now known as EarthWeb Knowledge Products, Inc.) and D&L Online, Inc. (now known as EarthWeb Career Solutions, Inc.), CCPrep, codeguru and SysOpt.com had been consummated on the beginning of each period presented. The unaudited pro forma information does not necessarily reflect the results that would have been achieved had the acquisitions occurred on such dates, nor is it necessarily indicative of future consolidated results of the Company.

                                                           Three months ended
                                                                March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                                                              in thousands,
                                                            except per share
                                                                  data
  Revenues................................................ $  13,965  $   6,128
  Net loss................................................   (13,458)   (11,278)
  Basic and diluted loss per share........................     (1.34)     (1.27)
                                                           =========  =========
  Weighted average of common stock outstanding............    10,127      8,857
                                                           =========  =========

  Pro forma adjustments include: (i) amortization of goodwill and other intangible assets recorded as a result of the acquisitions, and (ii) adjustment of the weighted average shares of common stock outstanding used in the calculation of earning per share to reflect shares issued in connection with the acquisitions. The results of operations for each have been included with those of EarthWeb for periods subsequent to the date of each acquisition. The weighted average of common stock outstanding does not include shares that may be issued to fulfill obligations on amounts due under acquisition agreements of approximately $12.0 million.

4. Long-Term Debt--Convertible Subordinated Notes

  In the quarter ended March 31, 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). Proceeds to EarthWeb, net of issuance costs, were approximately $77.6 million. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of EarthWeb common stock. The Convertible Notes are convertible at a conversion price of $39.10 per share, which is equal to a conversion rate of 25.5754 shares per $1,000 principal amount of Convertible Notes, subject to adjustment. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year, beginning July 25, 2000. EarthWeb may redeem some or all of the Convertible Notes at any time before January 25, 2003 at the redemption prices set forth in the Convertible Notes, if the closing price to EarthWeb common stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. EarthWeb is required to make an additional payment in cash with respect to the Convertible Notes called for provisional redemption in an amount set forth in the Convertible Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 1999, and the financial statements and pro forma financial information and notes thereto contained in the Company's current report on Form 8-K dated February 8, 2000, reflecting the acquisition of Measure Up. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to EarthWeb as of the date thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

  Revenues. Revenues for the three months ended March 31, 2000 increased 266% to $13.7 million from $3.7 million for the three months ended March 31, 1999. The increase in revenues was primarily due to growth in paid job listings and advertising revenues due to increases in customers and the average spending per customer and various acquisitions made in the past year. Specifically the increase in revenues attributable to a full quarter of operations in 2000 versus a partial period of operations in the 1999 quarter for D&L Online, Inc. (acquired February 1999) and Microhouse International, Inc. (acquired March
1999) was approximately $2.1 million. Revenues from paid job listings accounted for 55%, banner and sponsorship advertising for 27%, and premium products for 18% of total revenues in the first quarter of 2000, compared to 54%, 38% and 8%, respectively, of total revenues in the first quarter 1999. For the three months ended March 31, 2000 and 1999 no single advertiser accounted for more than 10% of revenue, respectively. Barter advertising revenue accounted for 8% and 13% of revenues for the quarters ended March 31, 2000 and 1999, respectively. For both periods, barter advertising revenues primarily related to the exchange of advertisements and promotional activities with other companies.

  Cost of Revenues. EarthWeb's cost of revenues consists primarily of employee salaries and related expenses, consulting fees, royalties, Internet access, hosting fees and computer systems related expenses required to support and deliver EarthWeb's online services. Cost of revenues for the three months ended March 31, 2000 increased 200% to $4.4 million from $1.5 million for the three months ended March 31, 1999. The increase in cost of revenues was primarily attributable to an increase in employee salaries and related expenses, consulting fees and freelance writing costs due to the expansion of EarthWeb's online service offerings, of which approximately $590,000 related to the expenses of acquired businesses. Management expects costs of revenues to increase in absolute dollars in future periods as EarthWeb's business continues to grow.

  Product Development Expenses. EarthWeb's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems related expenses required to support the development of new or enhanced service offerings. Product development expenses for the three months ended March 31, 2000 increased 172% to $2.0 million from $736,000 for the three months ended March 31, 1999. The increase in product development expenses was primarily attributable to the expansion of EarthWeb's online services and product offerings. Management expects product development expenses to increase as EarthWeb's business continues to grow.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising, employee salaries, commissions and related expenses of EarthWeb's sales force and marketing personnel and promotional materials. Sales and marketing expenses for the three months ended March 31, 2000 increased 90% to $9.8 million from $5.2 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in sales related expenses of approximately $1.8 million and marketing related expenses of $2.8 million of which approximately $1.0 million related to the expenses of acquired businesses. Additionally, salaries, commissions and related costs increased approximately $1.5 million due to the expansion of the sales force. Barter transactions accounted for approximately 12% and 9% of sales and marketing expenses for the quarters ended March 31, 2000 and 1999, respectively. Management expects sales and marketing expenses to increase due to the continuing growth of its sales force and its planned increase in advertising and promotional activities.

  General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three months ended March 31, 2000 increased 78% to $2.8 million from $1.6 million for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily attributable to an increase in employee salaries and related expenses and professional fees, of which approximately $480,000 related to the expenses of acquired businesses. Management expects general and administrative expenses to increase in future periods due to the growth of EarthWeb's business.

  Depreciation. Depreciation consists primarily of depreciation of property and equipment. Depreciation for the three months ended March 31, 2000 increased 219% to $788,000 from $247,000 for the three months ended March 31, 1999. The increase was primarily a result of additional property and equipment. Management expects depreciation to increase due to the growth of EarthWeb's business.

  Amortization. Amortization consists primarily of amortization of intangible assets related to acquisitions. Amortization for the three months ended March 31, 2000 increased 224% to $5.0 million from $1.5 million for the three months ended March 31, 1999. The increase was a result of acquisitions consummated in the current quarter and a full quarter of amortization for both EarthWeb Career Solutions and EarthWeb Knowledge Products, Inc., which were acquired in the first quarter of 1999. Approximately $3.0 million of amortization for the current quarter related to these acquisitions. Management expects amortization to increase in 2000 due to the amortization of intangible assets from the acquisitions consummated in 1999 and the first quarter of 2000.

  Interest Expense. Interest expense consists primarily of interest on the Convertible Notes issued during the three months ended March 31, 2000.

  Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended March 31, 2000 increased 8% to $867,000 from $804,000 for the year ended December 31, 1999.

  Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through March 31, 2000. Given EarthWeb's limited operating history, losses incurred to date and the difficulty in accurately forecasting EarthWeb's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

  Results for the quarter include the operating results of Measure Up, from February 9, 2000, the date the company was acquired by EarthWeb.

Liquidity and Capital Resources

  EarthWeb historically has satisfied its cash requirements primarily through offerings of convertible preferred stock, common stock, and lease financings, and more recently, with the issuance of the Convertible Notes.

  Net cash used in operating activities was $7.4 million and $3.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Cash used in operating activities in 2000 was primarily attributable to a net loss of $11.6 million, partially offset by amortization, depreciation, accrued interest and a decrease in accounts payable and accrued expenses. Cash used in operating activities in 1999 was primarily attributable to a net loss of $6.8 million, offset by amortization and depreciation and increases in accounts payable and accrued expenses.

  Net cash used in investing activities for the three months ended March 31, 2000 of $16.4 million was primarily attributable to acquisitions of $13.7 million and $2.7 million in purchases of fixed assets. Net cash used in investing activities of $6.3 million for 1999 was primarily attributable to cash of $5.9 million used for acquisitions.

  Net cash from financing activities was $75.4 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, Convertible Notes. Proceeds to EarthWeb, net of issuance costs, were approximately $77.6 million.

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

Year 2000

  The Company did not experience any significant malfunctions or errors in its information or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant problems related to the Year 2000 issue, although there can be no assurance of this. For example, it is possible that Year 2000 or similar issues, such as leap year related problems, may occur with financial closings. The Company believes that any such problems will be minor and easily corrected. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect its customers or suppliers. Currently, the Company is not aware of any significant Year 2000 or similar problems that have arisen with its customers or suppliers.

Recent Accounting Pronouncements

  In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. EarthWeb does not believe that these SABs have a material impact on its financial position or its results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  EarthWeb is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  In the quarter ended March 31, 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). The initial purchasers of the Convertible Notes were Merrill Lynch & Co. and FleetBoston Robertson Stephens Inc. On January 25, 2000, EarthWeb sold $75 million aggregate principal amount of the Convertible Notes to the initial purchasers and on February 24, 2000, EarthWeb sold an additional $5 million aggregate principal amount of the Convertible Notes pursuant to the initial purchasers' exercise of their over-allotment option. Proceeds to EarthWeb, net of issuance costs, were approximately $77.6 million. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of EarthWeb common stock. The Convertible Notes are convertible at a conversion price of $39.10 per share, which is equal to a conversion rate of 25.5754 shares per $1,000 principal amount of Convertible Notes, subject to adjustment. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year, beginning July 25, 2000. EarthWeb may redeem some or all of the Convertible Notes at any time before January 25, 2003 at the redemption prices set forth in the Convertible Notes, if the closing price to EarthWeb common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days with in a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. EarthWeb will make an additional payment in cash with respect to the Convertible Notes called for provisional redemption in an amount set forth in the Convertible Notes. EarthWeb intends to use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including expansion of sales and marketing capabilities, continued development of our business-to-business commerce initiatives, possible strategic acquisitions or investments, international expansion, technical upgrade of internal systems and working capital requirements.

Item 3. Defaults Upon Senior Securities

  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5. Other Information

                      RATIO OF EARNINGS TO FIXED CHARGES

  We present below the deficiency of our earnings to fixed charges on a historical basis for the years ended December 31, 1995 through 1999 and for the three months ended March 31, 2000. For purposes of computing the ratio of earnings to fixed charges: (1) earnings consist of pretax income (loss) from continuing operations, and (2) fixed charges consist of pretax interest (including capitalized interest) on all indebtedness, amortization of debt discount and expense, and that portion of rental expense that we believe to be representative of interest.

                              Year Ended December 31,               (unaudited)
                         -------------------------------------  Three Months Ended
                         1995   1996    1997    1998    1999      March 31, 2000
                         ----  ------  ------  ------  -------  ------------------
                                  (in thousands)
Loss from continuing
 operations............. (640) (2,046) (7,821) (8,970) (34,713)      (11,631)
Fixed Charges:
Amortization of debt
 discount and premium
 on all indebtedness....    0       0       0       0        0           108
Interest expense........    0       0       0       0       39         1,156
Rental costs............   31      86     121     152      453           170
                         ----  ------  ------  ------  -------       -------
Total Fixed Charges.....   31      86     121     152      492         4,734
                         ====  ======  ======  ======  =======       =======
Loss from continuing
 operations............. (609) (1,960) (7,700) (8,818) (34,221)       (6,897)
                         ====  ======  ======  ======  =======       =======
Ratio of earnings to
 fixed charges..........  (A)    (B)     (C)     (D)     (E)            (F)
                         ====  ======  ======  ======  =======       =======

--------
(A) Due to EarthWeb's losses in 1995, the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $640 to achieve a coverage ratio of 1:1.
(B) Due to EarthWeb's losses in 1996, the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $2,046 to achieve a coverage ratio of 1:1.
(C) Due to EarthWeb's losses in 1997, the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $7,821 to achieve a coverage ratio of 1:1.
(D) Due to EarthWeb's losses in 1998, the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $8,970 to achieve a coverage ratio of 1:1.
(E) Due to EarthWeb's losses in 1999, the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $34,713 to achieve a coverage ratio of 1:1.
(F) Due to EarthWeb's losses for the three months ended March 31, 2000 the ratio coverage is less than 1:1. EarthWeb must generate additional earnings of $11,631 to achieve a coverage ratio of 1:1.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits.

 Exhibit No.                           Description
 -----------                           -----------
             Amendment to Employment Agreement between Registrant and Irene
 10.1        Math.
 10.2        Employment Agreement between Registrant and Norman Lorentz.
 10.3        Employment Agreement between Registrant and Brian Campbell.
 27          Financial Data Schedule.

  b) Reports on Form 8-K.

  A report on Form 8-K filed on February 11, 2000, disclosing the purchase by EarthWeb of Cambridge Information Network.

  A report on Form 8-K was filed on February 14, 2000, disclosing the purchase by EarthWeb of Measure Up, Inc.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 15, 2000.

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