Form 10-Q
period 2000-06-30
EARTHWEB INC
filed 2000-08-04
CIK 1067056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

                    3 Park Avenue, New York, New York 10016
         (Address of Principal Executive Offices, including Zip Code)

      Registrant's Telephone Number, Including Area Code: (212) 725-6550

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 1, 2000, the registrant had outstanding 10,406,100 shares of common stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            No.
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:
    Condensed Consolidated Balance Sheets as of June 30, 2000 and December
     31, 1999..............................................................   3
    Condensed Consolidated Statements of Operations for the three and six
     months ended June 30, 2000 and 1999...................................   4
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2000 and 1999..........................................   5
    Notes to Condensed Consolidated Financial Statements...................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  10
Item 3.Quantitative and Qualitative Disclosures About Market Risk..........  12

PART II. OTHER INFORMATION

Item 1.Legal Proceedings...................................................  13
Item 2.Changes in Securities and Use of Proceeds...........................  13
Item 3.Defaults Upon Senior Securities.....................................  13
Item 4.Submission of Matters to a Vote of Security Holders.................  13
Item 5.Other Information...................................................  13
Item 6.Exhibits and Reports on Form 8-K....................................  14
Signatures.................................................................  15

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents...........................  $ 52,054     $ 13,054
  Marketable securities...............................     6,327        6,242
  Accounts receivable, net............................     7,270        4,776
  Prepaid expenses and other current assets...........     3,282        2,482
                                                        --------     --------
    Total current assets..............................    68,933       26,554
  Fixed assets, net...................................    14,350        7,272
  Intangible assets, net..............................    74,802       53,790
  Other assets........................................     4,543        1,573
                                                        --------     --------
    Total assets......................................  $162,628     $ 89,189
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses...............  $ 10,976     $ 11,980
  Accrued interest....................................     2,460           32
  Amounts due under acquisition agreements............    11,112        6,122
  Deferred revenue....................................     4,618        2,006
  Leases payable--short-term..........................     1,599          403
  Notes payable--short-term...........................       511          486
                                                        --------     --------
    Total current liabilities.........................    31,276       21,029
  Convertible notes payable...........................    80,875        5,743
  Notes payable--long-term............................       519          782
  Leases payable--long-term...........................     1,106          642
  Other liabilities...................................     1,583        2,083
                                                        --------     --------
    Total liabilities.................................   115,359       30,279
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01; 2,000,000
   authorized, none issued............................       --           --
  Common stock, par value $.01; 21,750,000 authorized;
   10,345,683 and 9,817,772 issued....................       103           98
  Additional paid in capital..........................   123,475      111,283
  Unearned compensation...............................      (154)        (386)
  Accumulated comprehensive other income..............        26          110
  Treasury stock, at cost, 4,713 shares...............      (200)        (200)
  Accumulated deficit.................................   (75,981)     (51,995)
                                                        --------     --------
    Total stockholders' equity........................    47,269       58,910
                                                        --------     --------
    Total liabilities and stockholders' equity........  $162,628     $ 89,189
                                                        ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                           Three months     Six months ended
                                          ended June 30,        June 30,
                                         -----------------  ------------------
                                           2000     1999      2000      1999
                                         --------  -------  --------  --------
Revenues...............................  $ 16,502  $ 7,199  $ 30,160  $ 10,931
Cost of revenues.......................     4,582    2,587     9,026     4,066
                                         --------  -------  --------  --------
Gross profit...........................    11,920    4,612    21,134     6,865
                                         --------  -------  --------  --------
Operating expenses:
  Product development..................     2,914      879     4,916     1,616
  Sales and marketing..................    10,207    6,724    20,037    11,911
  General and administrative...........     3,283    3,031     6,145     4,629
  Depreciation.........................     1,057      365     1,845       611
  Amortization.........................     6,184    2,948    11,150     4,479
                                         --------  -------  --------  --------
    Total operating expenses...........    23,645   13,947    44,093    23,246
                                         --------  -------  --------  --------
Loss from operations...................   (11,725)  (9,335)  (22,959)  (16,381)
Interest expense.......................    (1,614)    (163)   (2,878)     (174)
Interest and other income..............       984      322     1,851       567
                                         --------  -------  --------  --------
Net loss...............................  $(12,355) $(9,176) $(23,986) $(15,988)
                                         ========  =======  ========  ========
Basic and diluted net loss per share...  $  (1.20) $ (1.02) $  (2.38) $  (1.85)
                                         ========  =======  ========  ========
Weighted average shares of common stock
 outstanding...........................    10,255    9,006    10,072     8,651
                                         ========  =======  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                           Six months ended
                                                                June 30
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
  Net loss................................................ $(23,986) $(15,988)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation............................................    1,845       611
  Amortization of intangible assets.......................   11,150     4,479
  Amortization of deferred financing costs................      273       --
  Provision for doubtful accounts.........................      355       124
  Charge related to issuance of stock options.............      111       603
  Interest accrued on convertible notes...................    2,540       135
Changes in operating assets and liabilities:
  Accounts receivable.....................................   (2,591)     (977)
  Prepaid expenses and other assets.......................   (1,007)      111
  Accounts payable and accrued expenses...................   (2,069)    2,540
  Deferred revenue........................................    2,084     1,309
  Other liabilities.......................................      117       636
                                                           --------  --------
Net cash used in operating activities:                      (11,178)   (6,417)
                                                           --------  --------
Cash flows from investing activities:
  Purchase of fixed assets................................   (7,851)   (1,394)
  Payments for acquisitions...............................  (13,701)   (5,773)
  Purchase of investment securities.......................      --       (344)
                                                           --------  --------
Net cash used in investing activities.....................  (21,552)   (7,511)
                                                           --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.............      640    25,370
  Proceeds from issuance of convertible notes, net........   77,600       --
  Payments of obligations under acquisition agreements....   (5,885)      --
  Payments of principal on capital leases and notes
   payable................................................     (625)     (389)
                                                           --------  --------
Net cash provided by financing activities.................   71,730    24,981
                                                           --------  --------
Net change in cash and cash equivalents for the period....   39,000    11,053
Cash and cash equivalents, beginning of period............   13,054    25,292
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 52,054  $ 36,345
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

                                 EARTHWEB INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Company and Basis of Presentation

  EarthWeb Inc. ("EarthWeb" or the "Company") is a leading provider of career development resources and technical expertise to the world's information technology ("IT") professionals, and provides a comprehensive set of solutions to a broad range of IT professionals: chief technology officers ("CTOs"), IT managers, IT recruiters/HR managers, corporate IT purchasers, programmers, network managers and system administrators.

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

  Certain amounts from the prior year have been reclassified to conform to the current period presentation.

2. Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. EarthWeb's significant estimates include the useful lives and recoverability of fixed assets and intangible assets, the allowance for doubtful accounts and the income tax valuation allowance.

3. Acquisitions

  In January 2000 and February 2000, EarthWeb acquired the Web sites CCPrep and NetCerts, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco products. The aggregate purchase price of both acquisitions was $3.2 million of which $2.0 million was paid at closing, consisting of $650,000 in cash and 41,247 shares of EarthWeb common stock. The remaining payment of $1.2 million, which was payable in cash or EarthWeb common stock, at the Company's option, was paid in cash in July 2000.

  In February 2000, EarthWeb completed the acquisition of Measure Up, Inc. ("Measure Up"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, with contingent earnout obligations under the acquisition agreement based on operating performance with an aggregate value of up to $10.0 million. The purchase price consisted of (a) $10.0 million in cash paid at closing, (b) $2.5 million, which consisted of $190,500 in cash and 150,947 shares of EarthWeb common stock and was paid in May 2000 and (c) $2.5 million due in August 2000, of which the Company will pay $190,500 in cash, with the remainder to be paid in EarthWeb common stock or cash at the Company's option. The additional earnout obligations would be payable in the form of cash or common stock over a period of three years. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of EarthWeb common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments.

  In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a leading Web site for IT executives. The consideration totaled approximately $8.0 million, $3.0 million of which was paid at closing in

                                 EARTHWEB INC.

                                  (unaudited)

cash, $1.0 million of which was paid in March 2000 with 39,678 shares of EarthWeb common stock, and $1.0 million of which was paid in June 2000 in cash. The remaining payment is due in the third quarter of 2000 and is payable in the form of EarthWeb common stock or cash at the Company's option.

  In March 2000, the Company issued 126,475 shares of common stock in exchange for the convertible notes issued in connection with the acquisition of MicroHouse International, Inc. (now known as EarthWeb Knowledge Products, Inc.). In April 2000, the Company issued 76,270 shares of common stock and paid $2.0 million in cash pursuant to the earnout obligations under the acquisition agreement with D&L Online, Inc. (now known as EarthWeb Career Solutions, Inc.).

  These transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based on their respective fair values. The unallocated excess of purchase price, plus transaction expenses, over the net assets acquired have been allocated to goodwill and other intangibles and are being amortized on a straight-line basis over a period of three to four years. The results of operations for each have been included with those of EarthWeb for periods subsequent to the date of each acquisition.

  The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of Measure Up, Cambridge Information Network, MicroHouse International, Inc., D&L Online, Inc., CCPrep, codeguru and SysOpt.com had been consummated as of the beginning of each period presented. The unaudited pro forma information does not necessarily reflect the results that would have been achieved had the acquisitions occurred on such dates, nor is it necessarily indicative of future consolidated results of the Company.

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                              (in thousands
                                                            except per share
                                                                  data)
   Revenues................................................ $ 30,467  $ 13,641
   Net loss................................................  (25,831)  (23,551)
   Basic and diluted loss per share........................ $  (2.52) $  (2.56)
                                                            ========  ========
   Weighted average shares of common stock outstanding.....   10,269     9,213
                                                            ========  ========

  Pro forma adjustments include: (i) amortization of goodwill and other intangible assets recorded as a result of the acquisitions, (ii) adjustment related to D&L Online Inc.'s Subchapter S corporation distribution which was recorded as compensation expense that will not be incurred in the future as well as to record the associated tax charge, which does not assume the use of EarthWeb's net operating loss carryforwards, (iii) adjustment to reflect the accretion of the discount on the convertible note issued in connection with the acquisition of MicroHouse, and (iv) adjustment of the weighted average shares of common stock outstanding used in the calculation of earnings per share to reflect shares issued in connection with the acquisitions. The weighted average shares of common stock outstanding does not include shares that may be issued after June 30, 2000 to fulfill obligations of approximately $9.5 million due under various acquisition agreements.

  As of June 30, 2000 the Company had $12.0 million in obligations due under acquisition agreements of which $2.5 million is required to be paid in cash and $9.5 million is payable in either cash, stock or any combination thereof, at the option of the Company. Of the $12.0 million due, $875,000 is due under a convertible note payable.

                                 EARTHWEB INC.

                                  (unaudited)


4. Long-Term Debt--Convertible Subordinated Notes

  In the quarter ended March 31, 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). Proceeds to EarthWeb, net of issuance costs, were approximately $77.6 million. Pursuant to a prospectus dated May 9, 2000, as supplemented from time to time, the holders of the Convertible Notes may offer for sale the Convertible Notes and the shares into which the Convertible Notes are convertible. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of EarthWeb common stock. The conversion price, subject to adjustment, is $39.10 per share, which is equal to a conversion rate of
25.5754 shares per $1,000 principal amount of Convertible Notes. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year, beginning July 25, 2000. EarthWeb may redeem some or all of the Convertible Notes at any time before January 25, 2003 at the redemption price equal to $1,000 per $1,000 principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to the provisional redemption date if the closing price to EarthWeb common stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption the Company is required to make an additional payment in cash with respect to the Convertible Notes called for redemption to holders in an amount equal to $130.43 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes prior to the notice date of the provisional redemption. Additionally, the Company is obligated to make this supplementary payment on all Convertible Notes called for provisional redemption, including any Convertible Notes converted after the notice date and before the provisional redemption date. On or after January 25, 2003, the Company will be entitled to redeem the notes for cash as a whole at any time, or from time to time in part, at the following redemption prices (plus accrued cash interest to the redemption date); from January 25, 2003 through January 24, 2004 at a price of 102.8% per $1,000 principal amount; thereafter at a price of 101.4% per $1,000.

5. Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 Convertible Notes

  The fair value of the Company's Convertible Notes is estimated based on the market price of the Convertible Notes as of June 30, 2000.

  The estimated fair values of the Company's financial instruments are as follows (unaudited):

                                                                 June 30, 2000
                                                                ----------------
                                                                Carrying  Fair
                                                                 Amount   Value
                                                                -------- -------
                                                                 (in thousands)
Convertible Notes.............................................. $80,000  $39,448

6. Supplemental Disclosure of Non-cash Transactions

  In the six months ended June 30, 2000, the Company acquired computer equipment and software through capital leases totaling $2.1 million.

  In the six months ended June 30, 1999, the Company acquired computer equipment through capital leases totaling $200,000.

7. Stockholders' Equity

  The Board of Directors adopted an amendment to EarthWeb's 1998 Stock Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan by an additional 1,500,000 shares and to provide for an increase in the number of shares available under the Plan's annual renewal mechanism. The shareholders approved this amendment to the Plan at the Company's Annual Meeting of Shareholders on May 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the financial statements and pro forma financial information and notes thereto contained in the Company's Current Report on Form 8-K dated February 8, 2000, reflecting the acquisition of Measure Up. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, and the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 were made as of the date thereof, in both cases based on information available to EarthWeb as of the respective dates thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

  Revenues. Revenues for the three and six months ended June 30, 2000 were $16.5 and $30.2 million versus $7.2 million and $10.9 million, respectively, for the three and six months ended June 30, 1999. The increase in revenues was primarily due to increases in customers and the average amount spent per customer in our paid job listing and advertising businesses, increased sales of our premium products, and the impact of the operations of companies acquired during 1999 and 2000. Specifically the increase in revenues attributable to a full six months of operations in 2000 versus a partial period of operations in the 1999 period for D&L Online, Inc. (acquired February 1999), MicroHouse International, Inc. (acquired March 1999) and a partial period of operations in 2000 versus no operations in 1999 for Measure Up, Inc. (acquired February 2000) was approximately $2.7 million. Revenues from paid job listings accounted for 58%, banner and sponsorship advertising for 28%, and premium products for 14% of total revenues in the second quarter of 2000, compared to 50%, 36% and 14% of total revenues in the second quarter 1999. For the three and six months ended June 30, 2000 and 1999 no single advertiser accounted for more than 10% of revenue. Barter advertising revenue accounted for less than 10% and approximately 11% of revenues for the six months ended June 30, 2000 and 1999, respectively. Barter advertising revenues primarily related to the exchange of advertisements and promotional activities with other companies.

  Cost of Revenues. EarthWeb's cost of revenues consists primarily of employee salaries and related expenses, computer systems related expenses required to support and deliver EarthWeb's online services, consulting fees, cost of materials for premium products, royalties, Internet access fees and hosting fees. Cost of revenues for the three and six months ended June 30, 2000 were $4.6 million and $9.0 million versus $2.6 million and $4.1 million, respectively, for the three and six months ended June 30, 1999. The increase in cost of revenues was primarily attributable to an increase in computer systems related expenses, the cost of materials for premium products, consulting fees and freelance writing costs needed to support the expansion of EarthWeb's online service offerings, and employee related expenses. Cost of revenues grew at a slower rate than revenues primarily as a result of the ability to leverage the cost structure of the paid job listing business. Management expects costs of revenues to increase in absolute dollars in future periods as EarthWeb's business continues to grow.

  Product Development Expenses. EarthWeb's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems related expenses required to develop new or enhanced service offerings. Product development expenses for the three and six months ended June 30, 2000 were $2.9 million and $4.9 million versus $879,000 and $1.6 million, respectively, for the three and six months ended June 30, 1999. The increase in product development expenses was primarily attributable to the redesign of the Company's Web sites, the expansion of EarthWeb's online services and product offerings, and an increase in employee related expenses.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising, employee salaries, commissions and related expenses of EarthWeb's sales force and marketing personnel, and promotional materials. Sales and marketing expenses for the three and six months ended June 30, 2000 were $10.2 million and $20.0 million versus $6.7 million and $11.9 million, respectively, for the three months and six months ended June 30, 1999. The increase was primarily attributable to an increase in advertising expenses of approximately $1.3 million and $2.9 million from the three and six months ended June 30, 1999, respectively, to the corresponding periods in 2000, related to marketing programs designed to enhance brand recognition for our products. Additionally, salaries, commissions and related costs increased by approximately $1.4 million and $2.4 million from the three and six months ended June 30, 1999, respectively, to the corresponding periods in 2000, and was mainly due to expansion of the sales force. Also, an increase of $1.1 million from the six months ended June 30, 1999 to the six months ended June 30, 2000 is attributed to the effect of the acquisitions. The remainder of the increase in the three and six month period is attributed to other costs to support the sales and marketing efforts of the Company. Barter transactions as a percentage of sales and marketing expenses accounted for approximately 12% for the three and six months ended June 30, 2000 versus 11% and 10% for the three and six months ended June 30, 1999. Management expects sales and marketing expenses to increase in absolute dollars due to the continuing growth of its sales force and increases in advertising and promotional activities to support higher sales.

  General and Administrative Expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees and professional fees. General and administrative expenses for the three and six months ended June 30, 2000 were $3.3 million and $6.1 million versus $3.0 million and $4.6 million, respectively, for the three and six months ended June 30, 1999. The increase in general and administrative expenses was primarily attributable to an increase in salaries and other employee related expenses and to facilities related expenses in order to support and grow the Company's businesses. Additionally, an increase of approximately $850,000 from the six months ended June 30, 1999 to the six months ended June 30, 2000 is attributed to effect of the acquisitions. In the second quarter of 1999 the Company recorded a one-time, primarily non-cash charge of approximately $672,000.

  Depreciation. Depreciation for the three and six months ended June 30, 2000 was $1.1 million and $1.8 million versus $365,000 and $611,000, respectively, for the three and six months ended June 30, 1999. The increase was primarily a result of additional property, equipment and capitalized software purchased. Management expects depreciation to increase due to continuing purchases of computer hardware and software.

  Amortization. Amortization results primarily from amortization of intangible assets related to acquisitions. Amortization for the three and six months ended June 30, 2000 was $6.2 million and $11.2 million versus $2.9 million and $4.5 million, respectively, for the three and six months ended June 30, 1999. The increase was a result of acquisitions consummated in 2000 and to a full period of amortization of the intangible assets from the acquisitions consummated in 1999. Management expects amortization to increase in 2000 due to future earnout payments for acquisitions consummated in 1999 and the first quarter of 2000.

  Interest Expense. Interest expense for the three and six months ended June 30, 2000 was $1.6 million and $2.9 million versus $163,000 and $174,000, respectively, for the three and six months ended June 30, 1999. The increase resulted primarily from the issuance of the Convertible Notes in the first quarter of 2000.

  Interest and Other Income. Interest and other income for the three and six months ended June 30, 2000 was $984,000 and $1.9 million, versus $322,000 and $567,000, respectively, for the three and six months ended June 30, 1999. This increase resulted primarily from interest earned on the cash raised from the issuance of the Convertible Notes in the first quarter of 2000.

  Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through June 30, 2000. Given EarthWeb's limited operating history and losses incurred to date, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

  EarthWeb historically has satisfied its cash requirements primarily through equity offerings, lease financings, and more recently, with the issuance of the Convertible Notes.

  Net cash used in operating activities was $11.2 million for the six months ended June 30, 2000 versus $6.4 million for the six months ended June 30, 1999. The increase in cash used in operating activities in 2000 was primarily attributable to changes in working capital related to the growth of EarthWeb's business.

  Net cash used in investing activities for the six months ended June 30, 2000 of $21.6 million was primarily attributable to payments made of $13.7 million for acquisitions and of $7.9 million for the purchase of fixed assets. Net cash used in investing activities for the six months ended June 30, 1999 of $7.5 million was primarily attributable to payments made of $5.8 million for acquisitions and of $1.4 million for the purchase of fixed assets.

  Net cash from financing activities was $71.7 million for the six months ended June 30, 2000, which primarily consisted of $77.6 million related to the completion of a private offering of $80.0 million face value Convertible Notes, partially offset by $5.9 million used for obligations due under acquisition agreements previously consummated. Net cash from financing activities of $25.0 million for the six months ended June 30, 1999 was primarily related to a public offering of common stock in May 1999.

  As of June 30, 2000 the Company had $12.0 million in obligations due under acquisition agreements of which $2.5 million is required to be paid in cash and $9.5 million is payable in either cash, stock or any combination thereof, at the Company's option. Of the $12.0 million due, $875,000 is due under a convertible note payable.

  EarthWeb will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of EarthWeb, which may require the use of cash. Management believes that existing cash balances will be sufficient to meet anticipated cash requirements for at least the next twelve months; however, EarthWeb may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in dilution to EarthWeb's stockholders.

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

  In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation". FIN 44, an interpretation of APB Opinion No. 25, does not change FASB Statement No. 123 "Accounting for Stock Issued to Employees". FIN 44 expresses the views of the FASB regarding the recognition of compensation expense in several situations where no expense is recognized under current practice, including option repricings, business combinations under the purchase method of accounting and plans that permit tax withholdings. The Company does not believe that this FASB interpretation statement will have a material impact on its financial position or its results of operations in the current quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  EarthWeb is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  On February 8, 2000 the Company acquired all of the capital stock of Measure Up, Inc. Under the terms of the stock purchase agreement and a related escrow agreement, the Company placed 192,334 shares of restricted common stock into an escrow account to secure a payment due under terms of the stock purchase agreement and future potential obligations contingent on the achievement of certain future performance targets. On May 8, 2000, 150,947 of the 192,334 shares placed in escrow were released to the sellers as part of the payment due under the stock purchase agreement. These shares were registered pursuant to the Company's Registration Statement on Form S-3 filed with the SEC on May 16, 2000, which was declared effective on June 6, 2000.

  On April 3, 2000 the Company issued 76,270 shares of restricted common stock and paid $2.0 million in cash pursuant to a contingency provision as part of the acquisition agreement with D&L Online, Inc. These shares were registered pursuant to the Company's Registration Statement on Form S-3 filed with the SEC on May 16, 2000, which was declared effective on June 6, 2000.

Item 3. Defaults Upon Senior Securities

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  On May 31, 2000, at the annual meeting of shareholders for EarthWeb, the following proposals were approved by the shareholders (with the results of the respective votes indicated in parentheses): (i) two directors, Murray Hidary and Cary Davis, were re-elected (Murray Hidary For - 8,479,606, Against - 242,608; Cary Davis For - 8,683,415, Against - 38,799); (ii) EarthWeb's
Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock and eliminate certain classes of preferred stock (For - 8,544,956, Against - 170,026, Abstain - 7,232); (iii) EarthWeb's 1998 Stock Incentive Plan was amended to increase the number of shares of common stock authorized for issuance under the Plan and to increase the number of shares available under the Plan's annual renewal mechanism (For - 4,841,100, Against - 413,114, Abstain - 10,653); and (iv) the selection of PricewaterhouseCoopers as the company's independent auditors for the year ended December 31, 2000 was ratified (For - 8,680,808, Against - 25,285, Abstain - 16,121).

  We incorporate by reference our Proxy Statement on Schedule 14A, filed April 27, 2000 with the Securities and Exchange Commission under Section 14(a)-101.

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits.

 Exhibit
   No.   Description
 ------- -----------
 10.4    Employment Agreement between Registrant and Michael P. Durney
 10.5    Separation Agreement between Registrant and William Gollan
 27      Financial Data Schedule

  b) Reports on Form 8-K.

  Not Applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 4, 2000.

                                          EarthWeb Inc.

                                                 /s/ Michael P. Durney
                                          By: _________________________________
                                                     Michael P. Durney
                                               Senior Vice President, Finance
                                                and Chief Financial Officer

                                                 /s/ David L. Jonassen
                                          By: _________________________________
                                                     David L. Jonassen
                                               Corporate Controller and Chief
                                                     Accounting Officer