Form 10-Q
period 2000-09-30
EARTHWEB INC
filed 2000-11-08
CIK 1067056

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

    For the quarterly period ended September 30, 2000

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

                                (212) 725-6550
              Registrant's Telephone Number, Including Area Code:

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of October 27, 2000, the registrant had outstanding 10,436,834 shares of common stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

                                                                             Page
                                                                             No.
                                                                             ----
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999............................................     3
         Condensed Consolidated Statements of Operations for the three and
          nine months ended September 30, 2000 and 1999...................     4
         Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999........................     5
         Notes to Condensed Consolidated Financial Statements.............     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations............................................    10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    14

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings................................................    15
 Item 2. Changes in Securities and Use of Proceeds........................    15
 Item 3. Defaults Upon Senior Securities..................................    15
 Item 4. Submission of Matters to a Vote of Security Holders..............    15
 Item 5. Other Information................................................    15
 Item 6. Exhibits and Reports on Form 8-K.................................    15
 Signatures................................................................   16

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents.........................   $ 43,846      $ 13,054
  Marketable securities.............................      6,281         6,242
  Accounts receivable, net of allowance of 1,383 and
   665, respectively................................     10,287         4,776
  Prepaid expenses and other current assets.........      2,692         2,482
                                                       --------      --------
    Total current assets............................     63,106        26,554
Fixed assets, net...................................     14,539         7,272
Intangible assets, net..............................     68,595        53,790
Other assets........................................      4,708         1,573
                                                       --------      --------
    Total assets....................................   $150,948      $ 89,189
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses ............   $ 12,126      $ 11,980
  Accrued interest .................................      1,034            32
  Amounts due under acquisition agreements .........      7,191         6,122
  Deferred revenue .................................      6,825         2,006
  Leases payable--short-term .......................      1,427           403
  Notes payable--short-term ........................        523           486
                                                       --------      --------
    Total current liabilities ......................     29,126        21,029
Convertible notes payable ..........................     80,000         5,743
Notes payable--long-term ...........................        384           782
Leases payable--long-term ..........................        895           642
Other liabilities ..................................      1,652         2,083
                                                       --------      --------
    Total liabilities ..............................    112,057        30,279
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01; 2,000,000
   authorized, none issued..........................        --            --
  Common stock, par value $.01; 75,000,000
   authorized; 10,395,735 and 9,817,772 issued,
   respectively ....................................        104            98
  Additional paid in capital .......................    124,621       111,283
  Unearned compensation ............................        (54)         (386)
  Accumulated comprehensive other income ...........         (6)          110
  Treasury stock, at cost, 4,713 shares ............       (200)         (200)
  Accumulated deficit...............................    (85,574)      (51,995)
                                                       --------      --------
    Total stockholders' equity......................     38,891        58,910
                                                       --------      --------
    Total liabilities and stockholders' equity......   $150,948      $ 89,189
                                                       ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                          Three months
                                              ended        Nine months ended
                                          September 30,      September 30,
                                         ----------------  ------------------
                                          2000     1999      2000      1999
                                         -------  -------  --------  --------
Revenues ............................... $21,027  $ 8,653  $ 51,187  $ 19,584
Cost of revenues .......................   4,866    3,078    13,892     7,144
                                         -------  -------  --------  --------
Gross profit ...........................  16,161    5,575    37,295    12,440
                                         -------  -------  --------  --------
Operating expenses:
  Product development ..................   1,866    1,386     6,782     3,001
  Sales and marketing ..................  11,622    7,019    31,659    18,930
  General and administrative ...........   3,370    2,403     9,515     7,032
  Depreciation .........................   1,637      453     3,482     1,064
  Amortization .........................   6,495    3,523    17,645     8,002
                                         -------  -------  --------  --------
    Total operating expenses ...........  24,990   14,784    69,083    38,029
                                         -------  -------  --------  --------
Loss from operations ...................  (8,829)  (9,209)  (31,788)  (25,589)
Interest expense .......................  (1,613)    (148)   (4,490)     (322)
Interest and other income ..............     849      406     2,699       973
                                         -------  -------  --------  --------
Net loss ............................... $(9,593) $(8,951) $(33,579) $(24,938)
                                         =======  =======  ========  ========
Basic and diluted net loss per share ... $ (0.92) $ (0.93) $  (3.30) $  (2.78)
                                         =======  =======  ========  ========
Weighted average shares of common stock
 outstanding............................  10,377    9,597    10,174     8,965
                                         =======  =======  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                           Nine months ended
                                                             September 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
  Net loss................................................ $(33,579) $(24,938)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation............................................    3,482     1,064
  Amortization of intangible assets.......................   17,645     8,002
  Amortization of deferred financing costs................      438       --
  Provision for doubtful accounts.........................    1,016       238
  Charge related to issuance of stock options.............      194       713
  Accrual of interest (income) expense, net...............    1,066       256
Changes in operating assets and liabilities:
  Accounts receivable.....................................   (6,269)   (1,337)
  Prepaid expenses and other assets.......................     (691)     (870)
  Accounts payable and accrued expenses...................     (569)    4,363
  Deferred revenue........................................    4,286     1,281
  Other liabilities.......................................      192       709
                                                           --------  --------
Net cash used in operating activities.....................  (12,789)  (10,519)
                                                           --------  --------
Cash flows from investing activities:
  Purchases of fixed assets...............................   (9,803)   (2,915)
  Payments for acquisitions...............................  (13,989)   (8,069)
  Purchases of investment securities......................   (6,168)     (344)
  Sale of investment securities...........................    6,200       --
                                                           --------  --------
Net cash used in investing activities.....................  (23,760)  (11,328)
                                                           --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.............      678    26,094
  Proceeds from issuance of convertible notes, net........   77,600       --
  Payments of obligations under acquisition agreements....   (9,806)      --
  Payments of principal on capital leases and notes
   payable................................................   (1,131)     (456)
                                                           --------  --------
Net cash provided by financing activities.................   67,341    25,638
                                                           --------  --------
Net change in cash and cash equivalents for the period....   30,792     3,791
Cash and cash equivalents, beginning of period............   13,054    25,292
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 43,846  $ 29,083
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

   In February 2000, EarthWeb acquired Measure Up, Inc. ("Measure Up"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations under the acquisition agreement based on operating performance with an aggregate value of up to an additional $10.0 million. The purchase price consisted of (a) $10.0 million in cash paid at closing, (b) $2.5 million, which consisted of $190,500 in cash and 150,947 shares of EarthWeb common stock and was paid in May 2000 and (c) $2.5 million paid in cash in August 2000. The additional earnout obligations would be payable in the form of cash and cash or common stock, at the Company's option, over a period of three years. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of EarthWeb common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments.

   In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a leading Web site for IT executives. The consideration totaled approximately $8.0 million, $3.0 million of which was paid at closing

                                 EARTHWEB INC.

                                  (unaudited)

in cash, $1.0 million of which was paid in March 2000 with 39,678 shares of EarthWeb common stock, and $1.0 million of which was paid in June 2000 in cash. The remaining payment of $3.0 million was paid in cash in October 2000.

   In March 2000, the Company issued 126,475 shares of common stock in exchange for the convertible notes issued in connection with the acquisition of MicroHouse International, Inc. ("Microhouse," now known as EarthWeb Knowledge Products, Inc.). In April 2000, the Company issued 76,270 shares of common stock and paid $2.0 million in cash pursuant to the earnout obligations under the acquisition agreement with D&L Online, Inc. (now known as EarthWeb Career Solutions, Inc.). In July 2000, the Company issued 19,290 shares of common stock in exchange for the convertible note issued in connection with the acquisition of SysOpt.com. In September 2000, the Company paid approximately $275,000 in cash pursuant to the earnout obligations under the acquisition agreement for codeguru.com.

   These transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based on their respective fair values. The unallocated excess of purchase price, plus transaction expenses, over the net assets acquired have been allocated to goodwill and other intangibles and are being amortized on a straight-line basis over a period of three to five years. The results of operations for each have been included with those of EarthWeb for periods subsequent to the date of each acquisition.

   The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisitions of Measure Up, CIN, MicroHouse, D&L Online, Inc., CCPrep, codeguru.com and SysOpt.com had been consummated as of the beginning of each period presented. The unaudited pro forma information does not necessarily reflect the results that would have been achieved had the acquisitions occurred on such dates, nor is it necessarily indicative of future consolidated results of the Company.

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                              (in thousands
                                                            except per share
                                                                  data)
   Revenues................................................ $ 51,494  $ 22,609
   Net loss................................................  (35,432)  (35,124)
   Basic and diluted loss per share........................ $  (3.44) $  (3.83)
                                                            --------  --------
   Weighted average shares of common stock outstanding.....   10,313     9,176
                                                            ========  ========

   Pro forma adjustments include: (i) amortization of goodwill and other intangible assets recorded as a result of the acquisitions, (ii) adjustment related to D&L Online, Inc.'s Subchapter S corporation distribution which was recorded as compensation expense that will not be incurred in the future as well as to record the associated tax charge, which does not assume the use of EarthWeb's net operating loss carryforwards, (iii) adjustment to reflect the accretion of the discount on the convertible note issued in connection with the acquisition of MicroHouse, and (iv) adjustment of the weighted average shares of common stock outstanding used in the calculation of earnings per share to reflect shares issued in connection with the acquisitions. The weighted average shares of common stock outstanding does not include shares that may be issued after September 30, 2000 to fulfill obligations of approximately $2.0 million due under the acquisition agreement for D&L Online, Inc.

   As of September 30, 2000, the Company had $7.2 million in obligations due remaining under acquisition agreements, of which $3.0 million was paid in cash for CIN in October 2000. Of the remaining $4.2 million, $2.2 million is payable in cash through April 2001 and the remainder is payable in either cash, stock or any combination thereof, at the Company's option, in April 2001.

                                 EARTHWEB INC.

                                  (unaudited)


4. Long-Term Debt--Convertible Subordinated Notes

   In the quarter ended March 31, 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). Proceeds to EarthWeb, net of issuance costs, were approximately $77.6 million. Pursuant to a prospectus dated May 9, 2000, as supplemented from time to time, the holders of the Convertible Notes may offer for sale the Convertible Notes and the shares into which the Convertible Notes are convertible. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of EarthWeb common stock. The conversion price, subject to adjustment, is $39.10 per share, which is equal to a conversion rate of
25.5754 shares per $1,000 principal amount of Convertible Notes. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year. The first payment of $2.8 million was made on July 25, 2000. EarthWeb may redeem some or all of the Convertible Notes at any time before January 25, 2003 at the redemption price equal to $1,000 per $1,000 principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to the provisional redemption date if the closing price to EarthWeb common stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption the Company is required to make an additional payment in cash with respect to the Convertible Notes called for redemption to holders in an amount equal to $130.43 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes prior to the notice date of the provisional redemption. Additionally, the Company is obligated to make this supplementary payment on all Convertible Notes called for provisional redemption, including any Convertible Notes converted after the notice date and before the provisional redemption date. On or after January 25, 2003, the Company will be entitled to redeem the notes for cash as a whole at any time, or from time to time in part, at the following redemption prices (plus accrued cash interest to the redemption date): from January 25, 2003 through January 24, 2004 at a price of 102.8% per $1,000 principal amount; thereafter at a price of 101.4% per $1,000.

5. Comprehensive Income

   Comprehensive income represents net income plus the results of certain stockholders' equity changes not reflected in the Statements of Operations. The components of comprehensive income, net of tax, are as follows:

                                          Three Months
                                              Ended         Nine Months Ended
                                          September 30,       September 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
                                           (unaudited)         (unaudited)
Net (Loss)............................  $ (9,593) $ (8,951) $(33,579) $(24,938)
Unrealized appreciation (depreciation)
 of available-for-sale securities.....       (32)        0      (116)        0
                                        --------  --------  --------  --------
Comprehensive Income (Loss)...........  $ (9,625) $ (8,951) $(33,695) $(24,938)
                                        ========  ========  ========  ========

6. Fair Value of Financial Instruments

 Convertible Notes

   The fair value of the Company's Convertible Notes is estimated based on the market price of the Convertible Notes as of September 30, 2000. The carrying amount is $80.0 million and the fair value was approximately $33.5 million as of September 30, 2000.

                                 EARTHWEB INC.

                                  (unaudited)


7. Supplemental Disclosure of Non-cash Transactions

   In the nine months ended September 30, 2000, the Company acquired computer equipment and software through capital leases totaling $2.1 million.

   In the nine months ended September 30, 1999, the Company acquired computer equipment through capital leases totaling $391,000.

8. Stockholders' Equity

   The Board of Directors adopted an amendment to EarthWeb's 1998 Stock Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan by an additional 1,500,000 shares and to provide for an increase in the number of shares available under the Plan's annual renewal mechanism. The Board of Directors also approved an increase in the number of authorized shares of common stock to 75,000,000 from 21,750,000 and the elimination of certain classes of preferred stock. The shareholders approved these matters at the Company's Annual Meeting of Shareholders on May 31, 2000 and the Company's Certificate of Incorporation was amended to reflect these changes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the financial statements and pro forma financial information and notes thereto contained in the Company's Current Report on Form 8-K dated February 8, 2000, reflecting the acquisition of Measure Up, Inc. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, and the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 were made as of the date thereof, in both cases based on information available to EarthWeb as of the respective dates thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors.

Results of Operations

Three and Nine Month Periods Ended September 30, 2000 Compared with the Three and Nine Month Periods Ended September 30, 1999

 Revenues

   Revenues for the three months ended September 30, 2000 increased $12.3 million to $21.0 million from $8.7 million for the three months ended September 30, 1999. The increase in revenues was primarily due to increases in customers and the average amount spent per customer in our paid job listing business. Additionally, an increase of approximately $1.1 million was attributable to the acquisition effect of a full quarter of operations in 2000 versus no operations in 1999 for Measure Up, Inc. Revenues from paid job listings accounted for 68%, banner and sponsorship advertising for 18%, and premium products for 14% of total revenues in the third quarter of 2000, compared to 51%, 33% and 16%, respectively, of total revenues in the third quarter 1999. For the three months ended September 30, 2000 no single advertiser accounted for more than 10% of revenue. Barter advertising revenue accounted for less than 10% and approximately 10% of revenues for the three months ended September 30, 2000 and 1999, respectively. Barter advertising revenues primarily related to the exchange of advertisements and promotional activities with other companies.

   Revenues for the nine months ended September 30, 2000 increased $31.6 million to $51.2 million from $19.6 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to increases in customers and the average amount spent per customer in our paid job listing and advertising businesses, increased sales of our premium products, and the operations of acquired businesses. Specifically the increase in revenues attributable to a full nine months of operations in 2000 versus a partial period of operations in the 1999 period for D&L Online, Inc. (acquired February 1999), MicroHouse International, Inc. (acquired March 1999) and a partial period of operations in 2000 versus no operations in 1999 for Measure Up, Inc. (acquired February 2000) was approximately $2.9 million. Revenues from paid job listings accounted for 62%, banner and sponsorship advertising for 23%, and premium products for 15% of total revenues for the nine months ended September 30, 2000, compared to 51%, 35% and 14%, respectively, of total revenues for the same period in 1999. For the nine months ended September 30, 2000 no single advertiser accounted for more than 10% of revenue. Barter advertising revenue accounted for less than 10% and approximately 10% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

 Cost of Revenues

   EarthWeb's cost of revenues consists primarily of employee salaries and related expenses, computer systems related expenses required to support and deliver EarthWeb's online services, consulting fees, cost of materials for premium products, royalties, Internet access fees and hosting fees. Cost of revenues increased $1.8 million to $4.9 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999. The increase in cost of revenues was primarily attributable to increases in employee related expenses, cost of materials of premium products, freelance writing costs, royalties, and computer system related expenses needed to support the expansion of EarthWeb's online service offerings. Cost of revenues grew at a slower rate than revenues primarily as a result of the ability to leverage the cost structure of the paid job listing business.

   Cost of revenues increased $6.8 million to $13.9 million for the nine months ended September 30, 2000 from $7.1 million for the nine months ended September 30, 1999. The increase in cost of revenues was primarily attributable to increases in cost of materials of premium products, employee related expenses, computer system related expenses, consulting fees and freelance writing costs needed to support the expansion of EarthWeb's online service offerings and also to an increase in the royalties paid for premium products. Also, an increase of approximately $0.9 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 is attributed to the effect of acquisitions. Cost of revenues grew at a slower rate than revenues primarily as a result of the ability to leverage the cost structure of the paid listing business. Management expects costs of revenues to increase in absolute dollars in future periods as EarthWeb's business continues to grow.

 Product Development

   EarthWeb's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems related expenses required to develop new or enhance existing service offerings. Product development expenses increased $0.5 million to $1.9 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. The increase in product development expenses was primarily attributable to the acquisition effect of a full quarter of operations in 2000 versus no operations in 1999 for Measure Up, Inc.

   Product development expenses increased $3.8 million to $6.8 million for the nine months ended September 30, 2000 from $3.0 million for the nine months ended September 30, 1999. The increase in product development expenses was primarily attributable to the acquisition effect of the operations of Measure Up, Inc., the redesign of the Company's Web sites, the expansion of EarthWeb's online services and product offerings, and an increase in employee related expenses.

 Sales and Marketing

   Sales and marketing expenses consist primarily of advertising, employee salaries, commissions and related expenses of EarthWeb's sales force and marketing personnel, and promotional materials. Sales and marketing expenses increased $4.6 million to $11.6 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999. The increase was primarily attributable to an increase in advertising expenses of approximately $1.8 million related to marketing programs designed to enhance brand recognition for our products. Additionally, salaries, commissions and related costs increased by approximately $1.3 million and was mainly due to expansion of the sales force. The remainder of the increase in the three month period is attributed to other costs to support the sales and marketing efforts of the Company. Barter transactions as a percentage of sales and marketing expenses accounted for approximately 10% for the three months ended September 30, 2000 and 12% for the three months ended September 30, 1999.

   Sales and marketing expenses increased $12.8 million to $31.7 million for the nine months ended September 30, 2000 from $18.9 million for the nine months ended September 30, 1999. The increase was partially attributable to an increase in salaries, commissions and related costs of approximately $4.7 million which was mainly due to expansion of the sales force. Additionally, advertising expenses increased by approximately $3.8 million due to increased spending in marketing programs designed to enhance brand recognition for our products.

Also, an increase of $1.2 million is attributed to the effect of the acquisitions. The remainder of the increase is attributed to other costs to support the sales and marketing efforts of the Company. Barter transactions as a percentage of sales and marketing expenses accounted for approximately 11% for the nine months ended September 30, 2000 and September 30, 1999. Management expects sales and marketing expenses to increase in absolute dollars due to the continuing growth of its sales force and increases in advertising and promotional activities to support higher sales and an increased focus on marketing to human resources managers for the paid job listing business.

 General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees and professional fees. General and administrative expenses increased $1.0 million to $3.4 million for the three months ended September 30, 2000 from $2.4 million for the three months ended September 30, 1999. The increase in general and administrative expenses was primarily attributable to an increase in salaries and other employee related expenses in order to support and grow the Company's businesses and also to an increase in the Company's provision for uncollectible accounts as a result of the overall increase in revenues.

   General and administrative expenses increased $2.5 million to $9.5 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. The increase in general and administrative expenses was partially attributable to an increase in salaries and other employee related expenses and to facilities related expenses in order to support and grow the Company's businesses, and also to an increase in the Company's provision for uncollectible accounts as a result of the overall increase in revenues. Additionally, an increase of approximately $0.9 million is attributed to acquisitions.

 Depreciation

   Depreciation increased $1.1 million to $1.6 million for the three months ended September 30, 2000 from $0.5 million for the three months ended September 30, 1999. The increase was primarily a result of additional purchases of property, equipment and capitalized software, including the investment in the redesigned earthweb.com website, and to the Company accelerating the depreciation of certain software based on an updated estimate of their remaining useful lives.

   Depreciation increased $2.4 million to $3.5 million for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999. The increase was primarily a result of additional purchases of property, equipment and capitalized software. Management expects depreciation to increase due to continuing purchases of computer hardware and software.

 Amortization

   Amortization results primarily from amortization of intangible assets related to acquisitions. Amortization increased $3.0 million to $6.5 million for the three months ended September 30, 2000 from $3.5 million for the three months ended September 30, 1999. Amortization increased $9.6 million to $17.6 million for the nine months ended September 30, 2000 from $8.0 million for the nine months ended September 30, 1999. The increases were a result of acquisitions consummated in 2000 and to a full period of amortization of the intangible assets from the acquisitions consummated in 1999. Management expects amortization to increase in 2000 due to future earnout payments for acquisitions consummated in 1999 and the first quarter of 2000.

 Interest Expense.

   Interest expense increased $1.5 million to $1.6 million for the three months ended September 30, 2000 from $0.1 million for the three months ended September 30, 1999. Interest expense increased $4.2 million to $4.5 million for the nine months ended September 30, 2000 from $0.3 million for the nine months ended September 30, 1999. The increases resulted from the issuance of the Convertible Notes in the first quarter of 2000.

 Interest and Other Income

   Interest and other income increased $0.4 million to $0.8 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999. Interest and other income increased $1.7 million to $2.7 million for the nine months ended September 30, 2000 from $1.0 million for the nine months ended September 30, 1999. This increase resulted primarily from interest earned on the cash raised from the issuance of the Convertible Notes in the first quarter of 2000.

   Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through September 30, 2000. Given EarthWeb's limited operating history and losses incurred to date, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

   EarthWeb historically has satisfied its cash requirements primarily through equity offerings, lease financings, and more recently, with the issuance of the Convertible Notes.

   Net cash used in operating activities was $12.8 million for the nine months ended September 30, 2000 versus $10.5 million for the nine months ended September 30, 1999. The increase in cash used in operating activities in 2000 was primarily attributable to changes in working capital related to the growth of EarthWeb's business.

   Net cash used in investing activities for the nine months ended September 30, 2000 of $23.8 million was attributable to payments made of $14.0 million for acquisitions and of $9.8 million for the purchase of fixed assets. Net cash used in investing activities for the nine months ended September 30, 1999 of $11.3 million was primarily attributable to payments made of $8.1 million for acquisitions and of $2.9 million for the purchase of fixed assets.

   Net cash from financing activities was $67.3 million for the nine months ended September 30, 2000, which primarily consisted of $77.6 million related to the completion of a private offering of $80.0 million face value Convertible Notes, partially offset by $9.8 million used for obligations due under acquisition agreements previously consummated and $1.1 million used for payment of capital leases and notes payable. Net cash from financing activities of $25.6 million for the nine months ended September 30, 1999 was primarily related to a public offering of common stock in May 1999.

   As of September 30, 2000 the Company had $7.2 million in obligations due remaining under acquisition agreements, of which $3.0 million was paid in cash for CIN in October 2000. Of the remaining $4.2 million, $2.2 million is payable in cash through April 2001 and the remainder is payable in either cash, stock or any combination thereof, at the Company's option, in April 2001.

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

Recent Accounting Pronouncements

   In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. EarthWeb does not believe that this SAB has a material impact on its financial position or its results of operations.

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, an amendment to SAB No. 101. SAB 101B deferred the required implementation of SAB 101 until the fiscal quarter ending December 31, 2000. EarthWeb does not expect that SAB 101 will have a material impact on its financial position or results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

   In July 2000, The Company issued 19,290 shares of common stock in exchange for the convertible note issued in connection with the acquisition of SysOpt.com.

Item 3. Defaults Upon Senior Securities

   Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits.

 Exhibit
   No.   Description
 ------- -----------
 10.6    Employment Agreement between Registrant and Harold Miltsch
 27      Financial Data Schedule

   b) Reports on Form 8-K.

   Not Applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 8, 2000.


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