Form 10-K
period 2000-12-31
EARTHWEB INC
filed 2001-04-02
CIK 1067056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 14, 2001 of $3.625, as reported on the NASDAQ National Market, was approximately $25,384,824. For purposes of the foregoing calculation, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

   As of March 14, 2001, the registrant had outstanding 10,492,414 shares of common stock, $.01 par value.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

   Proxy Statement for the 2001 Annual Meeting of Stockholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, specifically in this Item or otherwise incorporated by reference into this Annual Report on Form 10-K, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements generally can be identified by the use of forward-looking terminology such as "believes," "expects," "may", "will", "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by EarthWeb. These forward-looking statements involve risks and uncertainties, including those identified within "Risk Factors" and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. The actual results that EarthWeb achieves may differ materially from forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and EarthWeb assumes no obligation to update these statements. Readers are urged to carefully review and consider the various disclosures made by EarthWeb in this Annual Report on Form 10-K and in EarthWeb's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect EarthWeb's business.

   EarthWeb is a leading online provider of career development resources to Information Technology ("IT") professionals. EarthWeb serves IT professionals and the companies that depend on them with targeted services offered in recruiting and career development through dice.com, a leading online IT job board, and through MeasureUp, a leading online provider of IT certification test preparation products.

   EarthWeb supports organizations across industries by helping them hire and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

   IT job seekers look to manage their careers through us by posting their resumes on dice.com, by searching dice.com's database of permanent, contract and consulting IT job postings, and by using our IT career resources, including MeasureUp's IT certification test preparation products. The job postings available in our database include a wide variety of IT positions from programmers, software engineers and systems administrators to Chief Information or Technology Officers ("CIO" or "CTO") and other IT professionals.

COMPANY HISTORY

   EarthWeb was incorporated in New York in April 1996, commenced operations in October 1996 and was reincorporated in Delaware in June 1997. EarthWeb LLC transferred substantially all of its assets and liabilities to EarthWeb in October 1996 in exchange for 2,925,000 shares of common stock, which represented all of the issued and outstanding common stock of EarthWeb at such time. In November 1998, the Company completed an initial public offering of stock and was listed on the NASDAQ National Market System under the ticker symbol "EWBX". In May 1999, the Company completed an additional public offering of common stock. In January 2000, the Company completed a private offering pursuant to Rule 144A of convertible subordinated notes.

   From inception in 1994 until mid-1997, we primarily developed and maintained websites and online commerce infrastructures for our customers. In 1997, we began aggregating content for use by IT professionals.

   Through December 26, 2000, EarthWeb served as a business portal for the IT industry. We provided a comprehensive set of business-to-business and business-to-professional services through a central portal serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and internet development, and hardware and systems. Our network served various constituents of the IT industry across these vertical segments, including IT managers, programmers and engineers, network managers, recruiters/human resources managers, corporate IT purchasers, software publishers, hardware manufacturers, value-added resellers and IT services firms.

   In addition to creating some of these services internally and licensing others from third parties, the Company acquired a number of these IT content-oriented services and websites. During 1998, EarthWeb acquired the websites htmlgoodies.com, javagoodies.com, javascripts.com and datamation.com. In 1999, EarthWeb acquired the websites sysopt.com and codeguru.com. In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a Website for IT executives.

   On December 26, 2000, EarthWeb completed the sale of certain of EarthWeb's content business assets, including earthweb.com, the website assets listed in the prior paragraph and other content-oriented website assets, to internet.com Corporation ("internet.com").

   Also, on December 26, 2000, EarthWeb announced that it was exiting the remaining content businesses that were not sold to internet.com. The Company discontinued the operations of the EarthWeb Knowledge Products, Inc. business as of December 26, 2000 and on February 28, 2001, we ceased offering our subscription based online IT reference library, ITKnowledge.com, to customers.

   Since December 26, 2000, we have focused almost exclusively on the IT career solutions businesses. The IT career solutions business has been aggregated as a result of the acquisition of certain assets and businesses, which have been integrated and enhanced. In February 1999, EarthWeb completed the acquisition of D&L Online, now known as EarthWeb Career Solutions, Inc. which operates dice.com, a leading online job posting service for IT professionals ("dice.com"). In February 2000, EarthWeb acquired MeasureUp, Inc., a company that provides online certification preparation and assessment solutions for IT professionals ("MeasureUp"). In January and February, 2000, EarthWeb acquired the websites CCPrep and NetCerts, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco products. Today we provide products and services that enable companies to hire and retain IT professionals, and that enable IT professionals to advance their careers.

   As part of the sale to internet.com, the Company sold its rights to the EarthWeb trademark to internet.com but has retained the right to use the EarthWeb name and logo for the Company's corporate name purposes through December 25, 2001. The Company plans to implement a change of its name during the second quarter of 2001.

   References to "EarthWeb", "the Company", "we", "our" and "us" in this Form 10-K that refer to the period prior to October 25, 1996 are to EarthWeb's predecessors, and for the later period refer to EarthWeb.

   Our principal executive office is located at 3 Park Avenue, New York, New York 10016, and our telephone number at such location is (212) 725-6550. Our corporate website address is http://www.ewbx.com. Information contained on our website is not part of this Annual Report on Form 10-K.

MARKET OPPORTUNITY

 The IT Workforce

   The application of new technology has been and will continue to be the driving force in productivity growth in our economy. Companies in virtually all industries have invested in information technology to improve the productivity of their business systems. IT professionals form the cornerstone of these companies' ability to employ technology to increase productivity and revenues.

   According to the U.S. Bureau of Labor Statistics, the five fastest growing occupations in the U.S. are in the IT field, and the growth of IT jobs is expected to far outpace general labor force growth over the next few years.

The Information Technology Association of America's ("ITAA") Bridging the Gap study (April 2000) found a U.S. IT workforce of over 10 million in the private sector, and forecast an acute shortage of skilled IT professionals.

   The IT workforce that we serve has several unique characteristics. First, IT is a highly specialized discipline, and IT jobs have technical requirements that can be specified to a far greater degree than more generalized fields. A company seeking to hire IT professionals can be very specific about listing the qualifications for an IT professional. Second, turnover in the IT community has historically been higher than in the general workforce, with IT professionals constantly looking for a company or project that will involve them in leading-edge work. The combination of the shortage of skilled IT professionals, the "free agent" nature of the IT workforce, and the project-oriented nature of IT work have led to high turnover in this marketplace.

 Online Recruiting

   The Internet is transforming what was once a highly fragmented and inefficient recruiting market to a national market. Online recruiting extends the reach of the recruiter across geographic lines and provides the opportunity for round-the-clock contact between recruiters and candidates. Jobs and resumes can be reviewed and screened online at any place and at any time. We believe that the cycle time for hiring is also being reduced dramatically through online recruiting and that the cost of online recruitment advertising is considerably less than traditional costs like print classified advertising.

   Each of these factors is contributing to the shift of an increasing share of recruitment advertising from traditional media to online. Online recruiting advertising represents 29% of current spending on recruiting and advertising services and is forecast to increase to 44% by 2004 according to Forrester Research. Forrester has also estimated that the overall online recruiting industry was approximately $1 billion in 2000, and that it will grow by more than 40% compounded annually through 2005.

THE IT CAREER SOLUTIONS BUSINESS

 Dice.com

   Dice.com, founded in 1991 and acquired by EarthWeb in 1999, has focused exclusively on IT jobs for ten years and has developed strong brand recognition among both IT job providers and IT job seekers. According to Media Metrix and IDC, a leading IT industry research company, dice.com is the No. 1 online IT job board based on candidate traffic to the site and on revenues. Our customers and our audience of IT jobs seekers provide the content of our business--job postings and resumes, respectively. Dice.com serves employers and recruiters of IT professionals, which include direct employers, staffing companies and recruiting firms that recruit IT professionals for direct employers. Dice.com also serves IT professionals who are regularly seeking both full-time and contract jobs.

   Our search technology and the vertical industry focus of our online job board enable us to provide users with the ability to perform highly targeted job searches based on IT-specific criteria. Such focused searches are generally unavailable through other nationally recognized job boards, which typically do not segment job opportunities based on IT industry criteria.

   Dice.com's customer base is diversified across technology and non-technology companies. Employers who purchase our online recruiting services look to us to help them find the right IT employee or independent contractor. Through mid-1999, recruiters and independent staffing/consulting firms formed dice.com's customer base. In mid-1999, shortly after EarthWeb acquired dice.com, the service was made available to direct employers, which greatly expanded our customer base. At the end of 2000, we had approximately 8,600 customers paying us to post their job listings, including companies such as Allegis, Microsoft, Martha Stewart, Johnson & Johnson, Lockheed Martin, Manpower, EDS, Merck, Sun, Cisco, Lucent, Hall Kinion, Cap Gemini Ernst & Young, Avon, and EMC. In 2000 no one customer accounted for more than 1% of dice.com's total revenue.

   We generate revenues from three types of arrangements with our customers:
Members, non-Members, and Enterprise customers, all of whom post jobs on the site directly and thus provide the content to our site.

   Member customers are our largest group of clients. We have direct relationships with these customers, train them on the use of the site, and provide ongoing support to help them maximize their use of the site. We attract and retain this group of customers with a telesales force and customer service team. The price for this service is based on the number of jobs a customer posts, the number of the customer locations to which we provide access, and the number of users within each location.

   Our second group of customers, non-Members, represent small, irregular users of our job posting services. The service is paid by credit card, and is provided as a self-service product that requires no interaction with our staff. This category allows us to serve small customers on a cost-effective basis.

   Our third group of customers comprises large organizations interested in significant enterprise-wide contracts. The pricing is structured for enterprise needs over a longer time period than our traditional "Member" relationships.

   Dice.com also offers a number of other IT career resources to IT job seekers. Approximately 600,000 job seekers have registered to use one or more of our Job Tools. These Job Tools include Announce Availability (which allows job seekers to post their qualifications and availability into a database searchable by our employer customers), JobSeeker (which notifies job seekers by email when jobs are posted that match their customized profiles), and ResumeOnline (which provides job seekers a place to maintain online resumes). Dice.com also maintains a detailed IT rate and salary survey that allows job seekers to assess what certain types of IT jobs pay and the relative value of obtaining certain types of IT skills. These job tools enable us to serve both active and passive job seekers.

   We have developed relationships with approximately 30 tech-specific sites for which we are the exclusive provider of job postings. This network includes leading IT-centric sites such as CNET.com, ZDNet.com and internet.com. In March 2001, EarthWeb signed a three-year agreement with CNET that makes dice.com the exclusive IT job listing provider for CNET Networks' CNET.com and ZDNet.com sites. According to Media Metrix, CNET.com and ZDNet.com attract the largest IT-centric audience on the Web. Dice.com will create two co-branded sites that will enable CNET.com and ZDNet.com's combined audience of technology interested users to search for jobs, create IT skills profiles, submit resumes online and access other career tools. The sites, which are expected to launch in April 2001, will contain all the features found on dice.com, including a salary tracker, Announce Availability, Job Tools accounts, JobSeeker and Resume Online. In January 2001, the Company entered into an agreement with internet.com Corporation for the launch of a new joint vertical content channel, the Career Channel, hosted at internet.com's website. These exclusive agreements help to provide a broad flow of candidates for the jobs our customers pay us to post.

 MeasureUp

   We provide online IT certification test preparation and related products through MeasureUp. Certification is becoming an increasingly important component in an IT worker's skill set, as it provides an objective measurement to demonstrate that an IT worker has the skills that can lead him or her to higher paying jobs. In the highly specialized IT world, there are over 250 different certification exams. IT professionals preparing for certification exams use these products at training centers or individually online. Employers also have an interest in certification--both to help them screen candidates and to retain employees through in-house training programs. MeasureUp provides online practice exams to help prepare IT professionals for the actual certification exams from leading vendors and other entities such as Microsoft, Cisco, Novell, and CIW.

   We provide self-paced assessment tests and certification program guides which enable IT professionals to assess their skills and determine which certification programs will help them enhance their knowledge and advance their careers. Our content is included in IT certification programs offered by leading training centers.

THE IT CONTENT BUSINESS

   In addition to the IT career solutions outlined above, through December 26, 2000, EarthWeb's business portal addressed the needs of the IT industry for content and community. On December 26, 2000, EarthWeb completed the sale of certain of EarthWeb's content business assets, including earthweb.com and other content-oriented website assets, to internet.com Corporation. Also, on December 26, 2000, EarthWeb announced that it was exiting the remaining content businesses that were not sold to internet.com, including its subscription based online IT reference library, ITKnowledge.com. On February 28, 2001, we ceased offering our ITKnowledge.com service to customers.

 Content

   We drew from our content knowledge base of over two million pages to provide comprehensive and valuable information resources across IT industry vertical markets and constituencies. We provided technical resources including full-text reference books, training materials and tutorials, technical articles and source code libraries to IT professionals to enable them to solve challenging technical problems. We also provided product surveys to enable IT professionals to make informed purchasing decisions. IT professionals navigated our large knowledge base through a central search engine as well as through an extensive menu of categories.

   We featured hundreds of original, proprietary, in-depth technical tutorials for IT industry constituents. The tutorials included workshops on specific technical issues, online textbooks, source code, tests and quizzes. We exclusively owned most of these tutorials, and the balance came from a variety of third-party publishers. We added new training materials on a regular basis.

 Community

   We provided a forum in which users could contribute material and communicate with each other. Users were encouraged to submit source code, object code, development tools and other materials that were then archived in our directories. Our online services also included a number of bulletin boards for technical discussions that allowed users to solve problems together. These bulletin boards were managed by experienced IT professionals to maintain the quality of the content. These discussions were then archived, creating an online knowledge repository for future reference. We also provided the IT industry with a centralized calendar of upcoming conferences and events, which enabled its members to identify events relevant to them.

GROWTH STRATEGY

   During 2000, we made a strategic decision to focus on our core business with the highest potential for profitable growth, our IT career solutions business. We expect to continue to extend the scope of this business by serving the needs of IT professionals and the companies who employ them.

   Our objective is to continue to grow in revenue, profitability and penetration of the IT career solutions market. We intend to achieve this objective by implementing the following strategies, which we may pursue through internal growth, selective acquisitions of companies or assets, joint ventures, licensing arrangements or other strategic initiatives.

 Maintain and strengthen our position as a leading online IT job board

   We believe that our ability to achieve our growth objectives will be enhanced by the ability to maintain and strengthen our position as a leading online IT job board. To achieve this objective, we intend to continue to enhance the services that we provide to both IT professionals seeking jobs and to our customers seeking IT professionals. We also intend to maintain a strong presence on IT-centric websites which fosters the flow of job seekers to our site.

 Expand our customer base

   Our growth objectives will also be enhanced by increasing both our customer base and the amount of services our customers purchase. Key elements of this strategy include increasing the awareness of our services among direct employers of IT professionals, continuing to expand our sales operations, and further developing the use of enterprise agreements with large potential customers. We may also expand our offerings internationally, as our existing strength in IT career solutions will enable us to take advantage of the increasing need for these services outside the U.S.

 Strengthen our brand recognition

   We intend to expand our visibility and contact with a greater audience of potential purchasers of our services, as well as with our existing customers. In addition, we will continue to promote the Company and its products through a variety of offline and online media and promotional activities.

 Expand our sales force

   We intend to continue to build our sales organization to reach greater numbers of potential customers. Within our sales organization, we intend to expand both our internal telemarketing sales force and our new external corporate sales force, which is being developed to broaden the use of enterprise agreements with large potential customers.

SALES AND MARKETING

 Sales

   In 2000, we expanded our sales organization at dice.com to further penetrate the market for IT online job postings and recruiting services. Our sales organization in the career solutions business at dice.com and MeasureUp has grown to 55 sales people and 42 customer support personnel as of December 31, 2000, from 13 sales people and 20 customer support personnel as of December 31, 1999.

   Dice.com also developed a new sales team structure in late 2000 by grouping sales, customer support and telemarketing specialists into teams covering specific accounts by territory. Additionally, a corporate sales group was created in late 2000 to develop enterprise agreements targeting Fortune 1000 companies and other large businesses.

 Marketing

   Market success in the intensely competitive online world requires integrated and intensive marketing. At the end of 2000, we strengthened our focus on the IT career solutions business. We promoted our brand strength, industry leadership and competitive advantage to reach greater numbers of potential customers and further strengthen our customer relationships.

   We intensified our focus on the specific markets to introduce EarthWeb products, and foster relationships at the earliest stages of IT professionals' careers. We launched a combination of online and traditional media marketing campaigns to promote the use of our online services by users, advertisers and customers. We utilized a variety of media and tactics--direct mail, print, radio, television, outbound emails and newsletters--to market our online services. We also have an ongoing public relations program and participate in tradeshows, conferences and speaking engagements.

   We have pursued and completed strategic relationships to enhance brand awareness for the dice.com brand and to generate leads through major distribution portals and search engines. We have also completed a number of marketing agreements to become the exclusive provider of job listings and resume registrations for a number of high-traffic technology websites. With these agreements, dice.com has added a significant IT-centric audience. We are expanding our marketing programs to increase brand awareness of dice.com among human resources professionals within the direct employer segment of our market.

COMPETITION

   Since the advent of commercial services on the Internet, the number of online job-related services competing for users' attention and spending has proliferated, particularly in the IT industry, and we expect that competition will continue to intensify. The intensification of this competition has been characterized by pressure to reduce prices, incorporate new capabilities and technologies and aggregate job seekers to utilize services. Dice.com competes with horizontally focused online job boards such as Monster.com (TMP Worldwide), Hotjobs.com and Headhunter.net as well as online job boards focused on the IT job market like Brass Ring, Techies.com and ComputerJobs.com. Dice.com also competes with traditional media companies that carry classified advertising. Our ability to maintain our existing customers and generate new customers depends to a significant degree on the quality of our services, pricing and our reputation among our customers and potential customers.

INTELLECTUAL PROPERTY

   We seek to protect our intellectual property through a combination of license agreements, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We obtain the majority of our content under license agreements with publishers, through work for hire arrangements with third parties and from internal staff development. We have no patents or patents pending for our current online services and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We pursue the registration of our service marks in the United States and internationally. We are the trademark owner of MEASUREUP, we have been assigned the DICE trademark and have applied for the registration of additional service marks.

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

EMPLOYEES

   As of February 28, 2001 we had approximately 248 full-time employees, including 140 in sales, marketing and customer support, 16 in content, and 92 in corporate, finance, systems and administrative positions. Our employees are not represented by any union, and we consider our relations with our employees to be good.

RISK FACTORS

RISKS PARTICULAR TO EARTHWEB

YOU CANNOT PREDICT OUR FUTURE SUCCESS BASED ON OUR OPERATING HISTORY

   Although we commenced operations in October 1994, we have had a number of different operating models since that time. We began our business of providing online services to IT professionals in October 1995. We then broadened our online services to address the needs of other constituents of the IT industry and began generating advertising revenues in June 1996. In 2000, we announced that we were exiting the content business and focusing solely on the IT career solutions aspect of our business. The limited amount of information about us in our current operating mode and the fact that our historical results are not reflective of our current business make it difficult for you to predict whether we will be successful.

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

WE HAVE A HISTORY OF LOSSES AND MAY NEED ADDITIONAL FUNDS

   We have experienced operating losses as well as net losses for all of the fiscal years during which we have operated. Although our revenues have increased in recent quarters, we cannot assure you that such growth will be maintained or increased in the future. You should not rely on our recent revenue growth as indicative of our future results of operations. We cannot predict with accuracy our future results of operations and believe that any period-to-period comparisons of our results of operations may not be meaningful.

   We expect to increase our operating expenses significantly, expand our sales and marketing operations and continue to develop and extend our online IT career services. In the future, we may not generate sufficient revenues to pay for all of these operating or other expenses. If we fail to generate sufficient cash to pay these expenses, we will need to identify other sources of financing. We may not be able to borrow money or issue more shares of common stock or other securities to meet our cash needs, and even if we can complete such transactions, the terms may be deemed unfavorable to us.

WE HAVE SIGNIFICANT INDEBTEDNESS

   We have indebtedness of $80 million under convertible subordinated notes that are due in 2005. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures, debt service requirements or other purposes in the future; plan for, or react to, changes in our business and competition; and react in the event of an economic downturn. If we are unable to generate sufficient cash flow or obtain funds for required payments under the notes, or if we fail to comply with other covenants relating to the notes, we will be in default.

OUR BUSINESS MODEL RELIES ON CONTRACT RENEWALS

   Our current business depends on recurring revenues from fees charged to employers using our Website to hire technology professionals. We have entered into most of our customer agreements during the past year and we cannot be sure that these companies will renew their agreements when they expire. For our business to be successful, we must provide technology professionals with compelling career development services and sufficient job opportunities while providing companies with an ongoing pool of qualified applicants. If technology professionals and employers decide to discontinue using our Website and we are unable to attract new clients, our business, financial condition and results of operations could be materially adversely affected. Accordingly, we cannot be certain that our business will be successful or that we can increase our revenues. It is possible that we will be required to adapt our business model in response to changes in the online recruiting market. We may not be successful in adapting our business model if required to do so.

OUR FUTURE REVENUES ARE DEPENDENT ON THE ADOPTION AND EFFECTIVENESS OF THE INTERNET AS A JOB SEARCH AND RECRUITMENT TOOL

   Providing career development and recruitment services on the Internet is a new business, and we will not be successful if companies and technology professionals resist using the Internet for these services. In addition, the Internet is not a proven recruiting medium. Our business depends upon the acceptance by technology professionals and employers of the Internet as an effective job search and recruitment tool. The online recruiting market is new and rapidly evolving, and we do not yet know how effective online recruiting will be compared to traditional recruiting methods or whether it will attain a significant level of market acceptance. The adoption of online recruiting and job seeking, particularly among those who have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information and applying for jobs. Many of our potential clients have little or no experience using the Internet as a recruiting tool. If we are unable to compete with traditional recruiting and job seeking methods, our business, financial condition and results of operations could be materially adversely affected.

WE MAY BE ADVERSELY AFFECTED BY A RECESSION

   Our business could be adversely affected by a recession, which may materially harm our financial results. Online recruitment of technology professionals is a relatively new industry and we do not know how sensitive our industry is to general economic conditions. Demand for online recruitment of technology professionals may be significantly and adversely affected by the level of economic activity and employment in the United States and abroad. A recession could cause employers to reduce or postpone their recruiting efforts generally, and their online recruiting efforts of technology professionals in particular. Therefore, if an economic downturn or recession occurs in the United States or abroad, our business, financial condition and results of operations could be materially adversely affected.

WE COMPETE IN A HIGHLY COMPETITIVE DEVELOPING MARKET WITHOUT CERTAINTY OF FUTURE GROWTH

   The market for our online IT career services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, demand and market acceptance for recently introduced services is uncertain and we cannot accurately predict the future growth, if any, and size of this market. The market for our online IT career services may not continue to develop or become sustainable. If use of our online IT career services fails to grow, our ability to establish other online IT career services would be materially adversely affected.

   We compete with other companies that direct all or portions of their Websites towards certain segments or sub-segments of the IT industry. Some of our competitors include Monster.com, Hotjobs.com, Headhunter.net, Brass Ring, Techies.com and ComputerJobs.com. We also compete with traditional media companies that carry classified advertising.

   Many of our competitors may have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements and to develop and promote their products and services more effectively. We may not be able to compete successfully against present or future competitors.

   There are relatively low barriers to entry in the online IT career services market. We do not own any patented technology that precludes or inhibits competitors from entering the online IT career services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, results of operations and financial condition.

WE MUST CONTINUE TO MAINTAIN AND DEVELOP OUR REPUTATION AND BRAND RECOGNITION

   We believe that establishing and maintaining the identity of our brands is critical in attracting and expanding our audience, and that the importance of brand recognition will increase due to the growing number of Internet online services. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality online IT career services. If users do not perceive our existing online IT career services to be of high quality, or if we introduce new online services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and the attractiveness of our audiences to advertisers could be reduced. We will have to change the Company's corporate name during 2001, which may adversely affect our branding efforts to date. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users or in transitioning to a new corporate name. If we (1) cannot provide high quality online IT career services, (2) fail to promote and maintain our brands, or (3) incur excessive expenses in an attempt to improve our online IT career services or promote and maintain our brands, our business, results of operations and financial condition could be materially adversely affected.

WE MUST RETAIN KEY EXECUTIVES AND PERSONNEL

   Our performance is substantially dependent on the performance of our senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management. However, these senior managers and others may leave us or compete with us, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we have not purchased key person life insurance on any members of our senior management.

   Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel. There has recently been a shortage of qualified personnel in the online services market, and this shortage may continue. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate and retain qualified professionals, our business and results of operations could be materially adversely affected.

OUR CONTINUED FUTURE GROWTH MAY STRAIN OUR RESOURCES

   A key part of our strategy is to grow, which may strain our managerial, operational and financial resources. To manage acquisitions and future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be successful in managing our growth effectively. If our systems, procedures and controls are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO CONSUMMATE POTENTIAL ACQUISITIONS OR INTEGRATE THE OPERATIONS OF COMPANIES WE ACQUIRE

   Our strategy has included the acquisition of assets of online service providers that enhance our current services. As part of this strategy, during 2000 we acquired a number of businesses and websites including MeasureUp. Our continued growth may depend in part on our ability to continue to identify suitable acquisition candidates and to acquire them on appropriate terms. In addition, the anticipated results of any acquisitions may not be realized. Some of the risks that we may encounter in acquiring other companies include the following:

  . expenses, delays and difficulties of integrating the acquired company into our existing organization;

  .  potential disruption of our ongoing business;

  .  diversion of management's attention;

  .  the amortization of the acquired company's intangible assets;

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

WE RELY ON A NUMBER OF STRATEGIC ALLIANCES

   We rely on strategic alliances, like our agreement with internet.com to operate the Career Channel and the agreement we entered into with CNET and ZDNet, to attract job seekers to our online services. These relationships may not continue or we may not be able to develop any additional third party alliances on acceptable commercial terms. Our inability to maintain current strategic relationships generally or develop new strategic relationships could have a material adverse effect on our business, results of operations and financial condition.

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

   Because of our limited operating history, we plan our expenses based in part upon our expectations concerning future revenues. Our expenses, to a large extent, are fixed. Our quarterly revenues and operating results depend substantially upon the revenues we receive within that quarter, which are difficult to forecast accurately. The cancellation or deferral of a small number of contracts could have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall could have a material adverse effect on our business, results of operations and financial condition.

WE MAY HAVE DIFFICULTY IN EXPANDING AND MANAGING OUR INTERNATIONAL OPERATIONS

   A part of our strategy is to develop our online services in international markets. To date, we have had limited experience in developing localized versions of our online services and in marketing and operating our online services internationally. If the international revenues are not adequate to offset our investments in international activities, our business, results of operations and financial condition could be materially and adversely affected.

   We may experience difficulty in managing international operations because of distance, as well as language and cultural differences. We and any of our future foreign business associates may not be able to successfully market and operate our online services in foreign markets. Furthermore, in light of substantial anticipated competition, we believe that it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market. We cannot give you any assurance that we will be able to do so. Other risks that could affect our potential international operations include: fluctuations in currency exchange rates; difficulties arising from staffing and managing foreign operations; unexpected changes in the legal and regulatory requirements of different countries; potential political and economic instability; and overlapping or differing tax laws.

   If any of these risks materialize, our domestic and international businesses, results of operations and financial condition could be materially adversely affected.

OUR STOCK PRICE IS VOLATILE

   Our common stock began trading on the Nasdaq National Market on November 11, 1998 and its market price has been highly volatile. The price range for our common stock has ranged from a low of $2.59 to a high of $89 since it began trading on the Nasdaq National Market. In addition, the overall market for the equity securities issued by Internet-related companies has been volatile. This volatility will likely continue. Factors that may materially adversely affect the market price of our common stock include:

  .  variations in our financial results and earnings;

  .  failure to meet or exceed estimates by securities analysts;

  .  fluctuations in the stock prices of our competitors;

  .  any loss of key management;

  .  adverse regulatory actions or decisions;

  . announcements of extraordinary events, including material litigation or acquisitions or changes in pricing policies by us or our competitors;

  .  changes in the market for our online services; and

  .  general economic, political and market conditions.


FOUR OF OUR DIRECTORS OR THEIR AFFILIATES OWN A SIGNIFICANT PERCENTAGE OF OUR SHARES

   As of March 14, 2001, Warburg, Pincus Ventures, L.P., Jack D. Hidary and Murray Hidary (or their affiliates) owned 33.0% in the aggregate of the outstanding shares of common stock and individually owned the percentage set forth opposite their respective names below. Two of our directors are affiliated with Warburg, Pincus Ventures, L.P. and both Jack Hidary and Murray Hidary are directors of EarthWeb.

   Warburg, Pincus Ventures, L.P.......................................... 17.3%
   Jack D. Hidary ........................................................  7.9%
   Murray Hidary .........................................................  7.8%

   If the stockholders listed above choose to act or vote in concert, they will have the power to influence the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation (including those necessary to implement a corporate name change) and mergers or sales of all of its assets. In addition, without the consent of these stockholders, we could be prevented from entering into potentially beneficial transactions. Conversely, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the price at which the common stock trades on the Nasdaq National Market.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

   In connection with our acquisitions of businesses, we issued a significant number of shares of common stock. Some shares may be offered and sold from time to time under an effective registration statement by the holders of those shares. Those stockholders have agreed to restrict their sales of such shares of common stock to a limited number of shares per quarter. In the event that all of those shares available for sale in any quarter are all sold on one day, such sales may have an adverse effect in the market price of our common stock.

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

RISKS TYPICAL OF THE INTERNET INDUSTRY

OUR SUCCESS IS TIED TO THE CONTINUED GROWTH IN THE USE OF THE INTERNET AND THE ADEQUACY OF THE INTERNET INFRASTRUCTURE

   Our future success is substantially dependent upon continued growth in the use of the Internet. The number of users on the Internet may not increase and commerce over the Internet may not become more accepted and widespread for a number of reasons, including:

  . actual or perceived lack of security of information, including credit card numbers, customer information and job seeker information;

  .  lack of access and ease of use;

  .  congestion of traffic on the Internet;

  . inconsistent quality of service and lack of availability of cost-effective, high-speed service;

  . possible disruptions due to computer viruses or other damage to the Internet servers or to users' computers;

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

CAPACITY CONSTRAINTS OR SYSTEMS FAILURES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

   The performance of our online services is critical to:

  .  our reputation;

  .  our ability to attract users to our services; and

  .  achieving market acceptance of our online services.

   Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our online services could result in decreased usage of our services. If these failures are sustained or repeated, they could reduce the attractiveness of our online services to our users, vendors and advertisers. An increase in the volume of queries conducted through our online services could strain the capacity of the software or hardware we employ, which could lead to slower response time or system failures that could adversely affect our revenues.

   Our operations are dependent in part upon our ability to protect our operating systems against:

  .  physical damage from acts of God;

  .  power loss;

  .  telecommunications failures;

  .  physical and electronic break-ins;

  .  hacker attacks;

  .  computer viruses; and

  .  similar events.

   The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our online services, which could have a material adverse effect on our business, results of operations and financial condition. Overall Internet usage could decline if any well-publicized compromise of security occurs. Hacking involves efforts to gain unauthorized access to information of systems or to cause intentional malfunctions or loss or corruption of data software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our services. Several popular Internet portals in the United States have been disrupted by hackers. We cannot assure you that we will be able to avoid hackers or some other similar form of system disruption or denial of service attack. Security breaches could have a material adverse effect on our business. In addition, transmission of computer viruses to our Internet sites, whether intentional or inadvertent, could expose us to a material risk of loss or litigation and possible liability.

WE MAY FACE LIABILITY FOR THE SERVICES THAT WE PROVIDE

   Because content made available by third parties may be downloaded by the online services operated or facilitated by us and may be subsequently distributed to others, there is a potential that claims will be asserted against us for defamation, negligence or personal injury, or based on other theories due to the nature of the content. These claims have been brought, and sometimes successfully asserted, against other online service providers. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our online services or through content and materials that may be posted by users in our classifieds. By providing hypertext links to Internet sites operated by other providers, third parties may attempt to assert claims or liability for wrongful actions by these other providers through these Internet sites. It is also possible that users could claim that we were responsible for losses incurred in reliance on information provided on our online services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to provide full indemnification. Any imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

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

   Despite our efforts to protect our intellectual property, we face the following risks:

  . non-recognition or inadequate protection of our proprietary rights in various foreign countries;

  .  undetected misappropriation of our proprietary information or materials;

  .  development of similar technologies by competitors;

  . unenforceability of the non-competition agreements entered into by our employees; and

  .  infringement claims, even if not meritorious.

If any of these risks materialize, we could be required to pay significant amounts to defend our rights and our managerial resources could be diverted.

   Legal standards relating to the validity, enforceability and scope of protection of various intellectual property rights in Internet-related industries are uncertain and still evolving, and no assurance can be given as to the future viability or value of any intellectual property rights of ours or other companies within the IT industry. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We pursue the registration of our service marks in the United States and internationally. We are the trademark owner of MEASUREUP, we have been assigned the DICE trademark and have applied for the registration of additional service marks. Although we generally pursue the registration of our service marks and other intellectual property, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. Moreover, effective trademark, copyright and trade secret protection may not be available in every country in which our online services are distributed or made available through the Internet. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe or misappropriate our copyrights, service marks, trade dress and similar proprietary rights.

   We have licensed in the past, and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brands is maintained by these licensees, no assurance can be given that these licensees will not take actions that could materially and adversely affect the value of proprietary rights or the reputation of our online services, either of which could have a material adverse effect on business, results of operations and financial condition.

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

   Recently, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use and sale by various Internet companies of users' personal information. While we do not sell personally identifiable user information to third parties and believe we are otherwise in compliance with current law, we cannot ensure that we will not be subject to any such lawsuits or investigations. Moreover, our current practices regarding the collection and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state governments intended to limit the collection and use of user information. As a result, we may be forced to change our current practices relating to the collection and use of user information. In addition, the European Union adopted a directive in October 1998 that may limit our collection and use of information regarding our users in Europe. We may incur additional expenses if we are sued, our privacy practices are investigated or need to change our practices to comply with

OUR BUSINESS IS SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET AND TAXATION

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

   A law imposing a three-year moratorium on new taxes on Internet-based transactions was enacted by Congress in October 1998. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state Websites. Sales or use taxes imposed upon the sale of products or services over the Internet will not be affected by this moratorium. We have not yet been able to determine how we will be affected by this moratorium. To the extent that the moratorium provides a material benefit, its expiration after three years could have a material adverse effect on our financial condition and results of operations.

   Because these laws are relatively new and still in the process of being implemented, it is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may reduce the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. PROPERTIES

   Our headquarters are currently located in a leased facility in New York City consisting of a total of approximately 19,800 square feet of office space, the majority of which is under a ten-year lease. EarthWeb Career Solutions, Inc. has offices located in Des Moines, Iowa, consisting of approximately 40,790 square feet under leases expiring beginning on October 31, 2001. The Company is in negotiations to lease approximately 90,000 square feet of office space in Des Moines for a term of ten years that would replace the offices utilized under existing leases in Des Moines. MeasureUp, located in Alpharetta, GA, has an office consisting of approximately 9,100 square feet under lease. The Company also leases office space in Boston and San Francisco, which we intend to sublease to third parties.

ITEM 3. LEGAL PROCEEDINGS

   We are party to claims and litigation that arise in the normal course of business. We believe that the ultimate outcome of those claims and litigation will not have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   EarthWeb's common stock is quoted on The Nasdaq National Market System ("NASDAQ") (Symbol: EWBX).

   The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for EarthWeb's common stock on NASDAQ:

                                                                   High   Low
                                                                  ------ ------
Year Ended December 31, 2000
First Quarter.................................................... $53.00 $21.88
Second Quarter...................................................  24.25   8.13
Third Quarter....................................................  17.13   7.75
Fourth Quarter...................................................  18.13   4.75
Year Ended December 31, 1999
First Quarter.................................................... $57.88 $34.25
Second Quarter...................................................  89.00  25.38
Third Quarter....................................................  50.00  30.81
Fourth Quarter...................................................  55.31  30.00

   The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

   There were approximately 143 stockholders of record as of March 14, 2001 and the closing price of EarthWeb's common stock on that day was $3.625.

   EarthWeb has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2000, 1999, and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from the audited financial statements of EarthWeb and are included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from the audited financial statements of EarthWeb not included herein. The historical results presented here include the results of operations of content businesses sold to internet.com Corporation and the remaining content businesses that were exited as of December 26, 2000.

                                            Year Ended December 31,
                                   ---------------------------------------------
                                     2000      1999     1998     1997     1996
                                   --------  --------  -------  -------  -------
                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $ 73,823  $ 31,050  $ 3,349  $ 1,135  $   472
Cost of revenues.................    18,368    10,968    2,131    1,358      314
                                   --------  --------  -------  -------  -------
Gross profit (deficit)...........    55,455    20,082    1,218     (223)     158
                                   --------  --------  -------  -------  -------
Operating expenses:
  Product development............     8,999     4,114    1,476    1,003       68
  Sales and marketing............    43,248    27,715    4,547    1,018      252
  General and administrative.....    13,045     9,875    3,356    2,567    1,802
  Restructuring and impairment
   charges.......................    38,675       --       --       --       --
  Depreciation...................     5,292     1,677      699      387      101
  Amortization...................    24,010    12,218      417      506      --
                                   --------  --------  -------  -------  -------
    Total operating expenses.....   133,269    55,599   10,495    5,481    2,223
                                   --------  --------  -------  -------  -------
Loss from operations.............   (77,814)  (35,517)  (9,277)  (5,704)  (2,065)
Interest expense.................    (6,076)     (494)     (20)     --       --
Interest and other income........     3,454     1,298      327      267       61
                                   --------  --------  -------  -------  -------
Loss from continuing operations..   (80,436)  (34,713)  (8,970)  (5,437)  (2,004)
Loss from discontinued
 operations......................       --        --       --    (2,384)     (42)
                                   --------  --------  -------  -------  -------
Net loss.........................  $(80,436) $(34,713) $(8,970) $(7,821) $(2,046)
                                   ========  ========  =======  =======  =======
Basic and diluted net loss per
 share from
 continuing operations...........  $  (7.86) $  (3.78) $ (2.37) $ (1.86) $ (0.69)
Basic and diluted net loss per
 share from
 discontinued operations.........       --        --       --     (0.81)   (0.01)
                                   --------  --------  -------  -------  -------
Basic and diluted net loss per
 share...........................  $  (7.86) $  (3.78) $ (2.37) $ (2.67) $ (0.70)
                                   ========  ========  =======  =======  =======
Weighted average shares of common
 stock outstanding used in
 computing basic and diluted net
 loss per share..................    10,230     9,180    3,783    2,925    2,925
                                   ========  ========  =======  =======  =======
BALANCE SHEET DATA (end of
 period):
Cash and cash equivalents........  $ 40,157  $ 13,054  $25,293  $ 4,775  $ 3,779
Marketable securities............     6,322     6,242      --       --       --
Working capital..................    22,898     5,525   23,418    4,317    3,315
Total assets.....................   109,604    89,189   30,477    8,514    5,652
Long-term obligations............    82,027     9,250       66       85       94
Stockholders' (deficit) equity...    (6,915)   58,910   26,852    6,445    4,259

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   EarthWeb is an IT career solutions company and is a leading online provider of career development resources to IT professionals. EarthWeb provides services to hire and retain IT professionals through dice.com, an online IT job board, and through MeasureUp, a provider of preparation products for IT professional certifications.

   Through December 26, 2000, EarthWeb owned and operated an online advertising and subscription supported content business (the "Content Business"). The Content Business of EarthWeb provided a comprehensive set of information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and internet development, and hardware and systems.

   On December 26, 2000, EarthWeb completed the sale of certain assets of the Content Business to internet.com Corporation ("internet.com"). These assets primarily consisted of web sites, which included Earthweb.com (www.Earthweb.com), Developer.com (www.developer.com), Datamation (www.datamation.com), CrossNodes (www.crossnodes.com), SysOpt.com (www.sysopt.com), ERP Hub (www.erphub.com), Open Source IT (www.opensourceit.com), Javascripts.com (www.javascripts.com), JARS.com (www.jars.com), HTML Goodies (www.htmlgoodies.com), Gamelan (www.gamelan.com), CodeGuru.com (www.codeguru.com), Intranet Journal (www.intranetjournal.com), CIN (www.cin.Earthweb.com) and EarthWeb Direct (www.Earthwebdirect.com), and certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those sites.

   The consideration received by EarthWeb for these assets was $0.5 million in cash and a three-year commitment by internet.com to deliver advertising impressions on internet.com's network of web sites in order to promote EarthWeb's remaining web sites; EarthWeb has valued this commitment at approximately $2.2 million.

   Also on December 26, 2000, EarthWeb announced that it was exiting the remaining content businesses that were not sold to internet.com, which primarily included its subscription based online reference library, ITKnowledge.com.

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The sale of certain assets of the Content Business and the exit from the remaining content businesses should be considered when comparing our results of operations and financial position. To enhance comparability, we have included a discussion of the results of operations of the continuing businesses and separate financial information that gives effect to these transactions as if these transactions had occurred on January 1, 1999. Also because of these transactions historical results may not be indicative of future results.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to year ended December 31, 1999

 Revenues

   Revenues for the year ended December 31, 2000 increased $42.8 million to $73.8 million from $31.0 million for the year ended December 31, 1999. The increase in revenues was primarily due to increases in customers and the average amount spent per customer in our paid job listing and advertising businesses, increased sales of our subscription and educational courseware products, and the operations of acquired businesses. Specifically, the increase in revenues attributable to (1) a full year of operations in 2000 versus a partial period of operations in the 1999 period for dice.com (formerly known as D&L Online, Inc.) (acquired

February 1999) and MicroHouse International, Inc. (acquired March 1999) and
(2) a partial period of operations in 2000 versus no operations in 1999 for Measure Up, Inc. (acquired February 2000) was approximately $3.4 million. In mid year 2000 the Company changed its pricing structure of the paid job listing business which resulted in an increase in revenue per customer. Revenues from paid job listings accounted for 63%, banner and sponsorship advertising for 23%, and premium products for 14% of total revenues for the year ended December 31, 2000, compared to 51%, 34% and 15%, respectively, of total revenues for the same period in 1999. For the years ended December 31, 2000 and 1999 no customer accounted for more than 2% and 5% of our revenues, respectively. Barter advertising revenues accounted for less than 10% and approximately 10% of revenues for the years ended December 31, 2000 and 1999, respectively. For both periods barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

 Cost of Revenues

   EarthWeb's cost of revenues consists primarily of employee salaries and related expenses, computer systems related expenses required to support and deliver EarthWeb's online services, consulting fees, cost of materials for subscription and educational courseware products, royalties, Internet access fees and hosting fees. Cost of revenues increased $7.4 million to $18.4 million for the year ended December 31, 2000 from $11.0 million for the year ended December 31, 1999. The increase in cost of revenues was primarily attributable to increases in employee related expenses, cost of materials of premium products, computer system related expenses, consulting fees, freelance writing costs and royalties paid needed to support the expansion of EarthWeb's online service offerings. Also, an increase of approximately $1.2 million from the year ended December 31, 1999 to the year ended December 31, 2000 is attributed to the effect of acquisitions. Cost of revenues grew at a slower rate than revenues primarily as a result of the ability to leverage the cost structure of the paid job listing business.

 Product Development

   Product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems related expenses required to develop new or enhance existing service offerings. Product development expenses increased $4.9 million to $9.0 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. The increase in product development expenses was primarily attributable to an increase in employee related expenses, the redesign of the Company's Content Business Web sites and the expansion of EarthWeb's online services and product offerings.

 Sales and Marketing

   Sales and marketing expenses consist primarily of advertising, employee salaries, sales commissions and related costs of EarthWeb's sales force and marketing personnel, and promotional materials. Sales and marketing expenses increased $15.5 million to $43.2 million for the year ended December 31, 2000 from $27.7 million for the year ended December 31, 1999. The increase was partially attributable to an increase in advertising expenses of approximately $5.6 million due to increased spending in marketing programs designed to enhance brand recognition for our products. Additionally, an increase of approximately $4.7 million was attributable to salaries, commissions and related costs, mainly due to expansion of the sales force. Also, an increase of $1.3 million is attributed to the effect of the acquisitions made in 1999 and 2000. Barter transactions as a percentage of sales and marketing expenses accounted for approximately 12% for the years ended December 31, 2000 and December 31, 1999.

 General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees and professional fees. General and administrative expenses increased $3.1 million to $13.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999. The increase in general and administrative expenses was attributable to increases in salaries and other employee related expenses, the Company's provision for uncollectible accounts as a result of the overall increase in revenues, and to facilities related expenses in order to support and grow the Company's businesses.

 Restructuring and Impairment Charges

   The restructuring and impairment charges of $38.7 million in 2000 resulted from the sale of the Content Business to internet.com Corporation and the decision to exit the Company's remaining content businesses. The components of these charges primarily included a $21.5 million write-off of intangible assets, an $8.4 million write-down of fixed assets and $8.8 million in accrued restructuring costs.

   Components of the accrued restructuring costs as of December 31, 2000 were as follows (in thousands):

Employee separation costs............................................... $3,360
Professional fees.......................................................  2,400
Other contractual commitments and exit costs............................  2,210
Lease obligations.......................................................    823
                                                                         ------
  Total................................................................. $8,793
                                                                         ======

   Employee separation costs of $3.4 million relate to the employees of the Content Business and primarily consist of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees companywide were notified that their positions were being eliminated over the next few months but none were terminated as of December 31, 2000. Professional fees of $2.4 million relate to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million are primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions and they do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that will be vacated and the termination of various office equipment leases.

   The Company expects to make all payments related to its restructuring plan by December 2001 with the exception of certain office equipment and facilities lease agreements that expire in the second quarter of 2003. As of December 31, 2000 the Company had not made any payments related to these accrued restructuring costs.

 Depreciation

   Depreciation expense increased $3.6 million to $5.3 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. The increase was primarily a result of additional purchases of property, equipment and capitalized software and was mainly related to the Content Business.

 Amortization

   Amortization results primarily from amortization of intangible assets related to acquisitions. Amortization increased $11.8 million to $24.0 million for the year ended December 31, 2000 from $12.2 million for the year ended December 31, 1999. This increase was a result of acquisitions consummated in 2000, to a full period of amortization of the intangible assets from the acquisitions consummated in 1999 and to payments on earnout obligations. Amortization will decrease in 2001 due to the sale of the Content Business and the write-off of related intangible assets. However, we expect this decrease to be partially offset by additional amortization due to future payments on earnout obligations for the dice.com and MeasureUp acquisitions.

 Interest Expense

   Interest expense increased $5.6 million to $6.1 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. The increase primarily resulted from the issuance of the Convertible Notes in the first quarter of 2000, which accounted for $5.8 million of the total increase, partially offset by a decrease of $0.2 million in interest expense due to the conversion of the MicroHouse convertible notes into EarthWeb common stock.

 Interest and Other Income

   Interest and other income increased $2.2 million to $3.5 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. This increase resulted primarily from interest earned on the cash raised from the issuance of the Convertible Notes in the first quarter of 2000.

 Income Taxes

   No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through December 31, 2000. As of December 31, 2000, EarthWeb had approximately $77.3 million of net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2011, available to offset future taxable income. Given EarthWeb's limited operating history and losses incurred to date, we do not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Statements of Operations of the Continuing Business for the Year Ended December 31, 2000 compared to the Continuing Business for the Year Ended December 31, 1999

   The following unaudited statements of operations for the continuing business is comprised of the results of operations for dice.com and MeasureUp, and also includes allocated corporate overhead. These statements present the operating results of the continuing business as if the sale of certain assets of the Content Business and the exit of the remaining content businesses had occurred on January 1, 1999. These statements exclude the restructuring and impairment charges resulting from the sale and exit of the Content Business.

   In addition, these statements of operations of the continuing business include allocations of certain of EarthWeb's general corporate overhead costs. These overhead costs primarily included those associated with the executive, legal, accounting, tax, insurance, investor and public relations, and corporate marketing areas of EarthWeb. These allocations were either based on the ratio of the costs of the continuing business to EarthWeb's costs or based on the ratio of the employees of the continuing business to EarthWeb's employees.

   The unaudited statements of operations for the continuing business are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the sale of the certain assets of the Content Business and the exit of the remaining content businesses occurred as of January 1, 1999 nor are they necessarily indicative of future results of operations.

                Statements of Operations of Continuing Business
                                  (unaudited)

                                                                 Year ended
                                                                December 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (In thousands)
   Revenues................................................... $49,931 $15,873
   Cost of revenues...........................................   3,733   1,550
                                                               ------- -------
   Gross profit...............................................  46,198  14,323
                                                               ------- -------
   Operating expenses:
     Product development......................................   3,784     752
     Sales and marketing......................................  19,347   7,407
     General and administrative...............................   7,614   5,579
     Depreciation.............................................   1,089     300
     Amortization.............................................  13,541   7,658
                                                               ------- -------
   Total operating expenses...................................  45,375  21,696
                                                               ------- -------
   Income (loss) from operations.............................. $   823 $(7,373)
                                                               ======= =======

   The following discussion provides an analysis of revenues, costs of revenues and other operating expenses of the continuing businesses.

 Revenues

   Total revenues increased $34.0 million from $15.9 million in 1999 to $49.9 million in 2000. The increase in revenues between periods primarily resulted from an overall increase in paid listing customers and a change in the pricing structure, implemented by dice.com during the third quarter of fiscal 2000, which resulted in an increase in the revenue generated per customer. In addition, $2.2 million of the increase is attributed to the effect of the acquisitions of dice.com and MeasureUp.

 Cost of Revenues

   Cost of revenues primarily includes employee salaries and related expenses, and system support costs related to the dice.com and MeasureUp websites. Total cost of revenues increased $2.2 million from $1.5 million in 1999 to $3.7 million in 2000. The increase was primarily attributable to an increase in customer support personnel to support the increase in the customer base of the dice.com website. An additional $0.7 million of the increase is attributed to the effect of the acquisitions. As a percentage of revenues, costs of revenues declined from 10% in 1999 to 7% in 2000. The decrease as a percentage of revenues stemmed principally from efficiencies gained from supporting a larger customer base on the dice.com website.

 Product Development

   Product development consists primarily of employee salaries and related expenses required to develop new or enhance existing service offerings. Product development increased $3.0 million from $0.8 million in 1999 to $3.8 million in 2000. Product development expense increased partially as a result of an increase in personnel utilized to support the existing and future product offerings of dice.com.

 Sales and Marketing

   Sales and marketing expense consists primarily of advertising costs, employee salaries, sales commissions and related costs associated with the sales force and marketing personnel, and promotional materials. Sales and marketing expense increased $11.9 million from $7.4 million in 1999 to $19.3 million in 2000. The increase in sales and marketing expense primarily resulted from an increase in advertising expenses and also an increase in salaries, commissions and related costs due to the expansion of the sales force at dice.com.

 General and Administrative

   General and administrative expense consists primarily of personnel related costs for executive administration, finance, human resources and facilities management. General and administrative expenses increased $2.0 million from $5.6 million in 1999 to $7.6 million in 2000. The increase in general and administrative expenses was partially attributable to increases in the Company's provision for uncollectible accounts resulting from the overall increase in revenues. There were also increases in salaries and other employee related expenses and in facilities related expenses in order to support and grow the remaining businesses of the Company. Additionally, an increase of approximately $0.7 million is attributed to the effect of the acquisitions.

 Depreciation

   Depreciation expense increased $0.8 million from $0.3 million in 1999 to $1.1 million in 2000. The increase was primarily the result of additional property and equipment to support the growth of operations of dice.com.

 Amortization

   Intangible assets, resulting from the acquisition of dice.com and MeasureUp by EarthWeb, are being amortized using the straight-line method over three to five years. If additional consideration is accrued due to earnout targets being achieved, the additional intangible assets are amortized over the period remaining from the date of acquisition. Amortization expense increased $5.9 million from $7.6 million in 1999 to $13.5 million in 2000. Of the increase $4.1 million was due to the acquisition of MeasureUp and the intangible assets acquired. The remaining increase resulted from additional consideration earned as a result of performance targets achieved by dice.com.

Year ended December 31, 1999 compared to year ended December 31, 1998

 Revenues

   Revenues for the year ended December 31, 1999 increased to $31.0 million from $3.3 million for the year ended December 31, 1998. Advertising revenues including paid listings, banners and sponsorships represented 85% and 95% of revenues for the year ended December 31, 1999 and 1998, respectively. The increase in revenues was primarily due to growth in advertising and paid listing revenues, attributable to the acquisition of dice.com and increases in the volume of advertising sold resulting from increases in the number of advertising customers. The net impact on advertising revenues from the acquisition of dice.com was an increase of approximately $15.9 million. For the year ended December 31, 1999 no advertiser accounted for more than 10% of revenues; two customers accounted for 21% of revenues for the year ended December 31, 1998. Barter transactions accounted for approximately 10% and 25% of revenues for the years ended December 31, 1999 and 1998, respectively. The decrease as a percentage of revenue was primarily due to the increased revenues from acquired companies that do not engage in significant barter transactions. For both periods barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

 Cost of Revenues

   Cost of revenues for the year ended December 31, 1999 increased to $11.0 million or 35.3% of net revenues from $2.1 million or 63.6% of net revenues for the year ended December 31, 1998. The increase in cost of revenues was primarily attributable to increased employee salaries and related expenses, consulting fees, royalties, and computer systems related expenses due to the expansion of EarthWeb's online service offerings of which $4.2 million related to the expenses of dice.com and EarthWeb Knowledge Products.

 Product Development

   Product development expenses for the year ended December 31, 1999 increased to $4.1 million from $1.5 million for the year ended December 31, 1998. The increase in product development expenses was primarily attributable to the expansion of EarthWeb's online service and product offerings.

 Sales and Marketing

   Sales and marketing expenses for the year ended December 31, 1999 increased to $27.7 million from $4.5 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in advertising expenses of $11.9 million of which $4.1 million related to the expenses of dice.com and EarthWeb Knowledge Products. Additionally, salaries, commissions and related costs increased approximately $7.0 million due to the expansion of the sales force, of which $3.2 million related to the expenses of both dice.com and EarthWeb Knowledge Products. Barter transactions accounted for approximately 12% and 19% of sales and marketing expenses for 1999 and 1998, respectively.

 General and Administrative

   General and administrative expenses for the year ended December 31, 1999 increased to $9.9 million from $3.4 million for the year ended December 31, 1998. The absolute dollar increase in general and administrative expenses was primarily attributable to increased employee salaries and related expenses, facilities costs, professional fees and recruiting fees, of which $3.1 million related to the expenses of dice.com and EarthWeb Knowledge Products.

 Depreciation

   Depreciation for the year ended December 31, 1999 increased to $1.7 million from $0.7 million for the year ended December 31, 1998, of which $0.4 million related to the expenses of dice.com and EarthWeb Knowledge Products. The increase was primarily a result of additional depreciation on property and equipment.

 Amortization

   Amortization for the year ended December 31, 1999 increased to $12.2 million from $0.4 million for the year ended December 31, 1998. The increase in amortization expense was primarily a result of additional amortization on intangible assets of which $10.1 million related to the expenses of dice.com and EarthWeb Knowledge Products.

 Interest and Other Income, net

   Interest and other income, net for the year ended December 31, 1999 increased to $0.8 million from $0.3 million for the year ended December 31, 1998. The increase was primarily the result of higher average cash balances during 1999, primarily from the proceeds of EarthWeb's initial and secondary public common stock offerings.

 Income Taxes

   No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through December 31, 1999. As of December 31, 1999, EarthWeb had approximately $40.2 million of net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2011, available to offset future taxable income.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

   EarthWeb historically has satisfied its cash requirements primarily through offerings of common stock and convertible notes and lease financings. Subsequent to the disposition of the Content Business, we believe that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

   EarthWeb will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of the Company, which may require the use of cash. However, EarthWeb may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in dilution to EarthWeb's stockholders.

   Net cash used in operating activities was $10.0 million for the year ended December 31, 2000 and resulted primarily from a net loss of $80.4 million and an increase in accounts receivable of $6.2 million offset by an increase in deferred revenue of $4.9 million, restructuring and impairment charges of $38.7 million and depreciation and amortization of $29.3 million.

   Net cash used in investing activities was $27.8 million for the year ended December 31, 2000 and was primarily attributable to acquisitions of $16.0 million and purchases of fixed assets of $12.3 million.

   Net cash from financing activities was $64.8 million for the year ended December 31, 2000 and $24.7 million for the year ended December 31, 1999. In January 2000, EarthWeb completed a private offering pursuant to Rule 144A of the Securities Act of 1933 of $80.0 million of convertible subordinated notes. Proceeds to EarthWeb, net of issuance costs, were approximately $77.2 million. Partially offsetting these cash inflows were payments on amounts due under acquisition agreements of approximately $10.9 million and $1.7 million for payments on notes payable and capital leases. On May 7, 1999, EarthWeb completed a secondary public offering of 1,300,000 shares of common stock at an offering price of $37.00 per share, of which 750,000 shares were sold by EarthWeb and 550,000 shares were sold by selling stockholders. Proceeds to EarthWeb, net of issuance costs, were approximately $25.4 million.

   Under the terms of the acquisition agreement for dice.com, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. A total of $4.0 million is due in April 2001 and if certain financial targets are met during 2001, a total of $4.0 million will be due in April 2002. Of the amount due in April 2001, $2.0 million is payable in cash and $2.0 million is payable in cash, common stock or any combination, at the Company's option. It is the Company's intention to pay the April 2001 earnout obligation in cash.

   Under terms of the purchase agreement for MeasureUp, the Company has earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2000, 2001 and 2002 aggregating up to $10 million, payable in cash and/or common stock, at the Company's option. The first payment is due in April 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The effective date of this standard was deferred to all fiscal quarters of years beginning after June 15, 2000 by SFAS No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.133". The Company does not believe that SFAS 133 will have a material impact on the Company's results of operations, financial position or cash flows.

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101B deferred the required implementation of SAB 101 until the fiscal quarter ending December 31, 2000. SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44, an interpretation of APB Opinion No. 25, does not change FASB Statement No. 123 "Accounting for Stock Issued to Employees". FIN 44 expresses the views of the FASB regarding the recognition of compensation expense in several situations where no expense is recognized under current practice, including option repricings, business combinations under the purchase method of accounting and plans that permit tax withholdings. FIN 44 did not have a material impact on the Company's results of operations, financial position or cash flows.

   In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and outstanding debt. The Company does not use derivative financial instruments in its investment portfolio. The Company mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. If market rates increase, the Company runs the risk that the related income from those holdings will be less than those that could be obtained from newer issues of similar securities. Additionally, the fair market value of these securities will decline in value.

   At December 31, 2000 the Company's outstanding debt approximated $80.7 million, all of which constitute fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of December 31, 2000, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Accountants' Report..........................................   29
Consolidated Balance Sheets as of December 31, 2000 and 1999.............   30
Consolidated Statements of Operations for the fiscal years ended December
 31, 2000, 1999 and 1998.................................................   31
Consolidated Statements of Stockholders' (Deficit) Equity for the fiscal
 years ended December 31, 2000, 1999 and 1998............................   32
Consolidated Statements of Cash Flows for the fiscal years ended December
 31, 2000, 1999 and 1998.................................................   33
Notes to Consolidated Financial Statements...............................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthWeb Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of EarthWeb Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 7, 2001

                                 EARTHWEB INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                                                             (In thousands
                                                            except per share
                                                                 data)
                          ASSETS
Current assets
  Cash and cash equivalents............................... $  40,157  $ 13,054
  Marketable securities...................................     6,322     6,242
  Accounts receivable, net of allowance for doubtful
   accounts of $2,352 in 2000 and $665 in 1999............     8,293     4,776
  Prepaid expenses and other current assets...............     2,618     2,482
                                                           ---------  --------
    Total current assets..................................    57,390    26,554
  Fixed assets, net.......................................     6,842     7,272
  Intangible assets, net..................................    40,370    53,790
  Other assets, net.......................................     5,002     1,573
                                                           ---------  --------
    Total assets.......................................... $ 109,604  $ 89,189
                                                           =========  ========

      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Accounts payable........................................ $   2,999  $  4,347
  Accrued expenses........................................     8,424     7,633
  Accrued interest........................................     2,434        32
  Accrued restructuring charge............................     8,793       --
  Deferred revenue........................................     5,963     2,006
  Leases payable-current portion..........................     1,259       403
  Amounts due under acquisition agreements................     4,096     6,122
  Notes payable-current portion...........................       524       486
                                                           ---------  --------
    Total current liabilities.............................    34,492    21,029
Long term debt............................................    80,156     6,524
Leases payable............................................       688       642
Other liabilities.........................................     1,183     2,084

Commitments and contingencies (Note 9)

Stockholders' (deficit) equity
  Common stock, par value $.01; 75,000 shares authorized;
   10,402 and 9,818 shares issued in 2000 and 1999,
   respectively...........................................       104        98
  Additional paid in capital..............................   125,558   111,284
  Unearned compensation...................................       --       (386)
  Accumulated comprehensive other income..................        55       110
  Treasury stock at cost, 5 shares........................      (200)     (200)
  Accumulated deficit.....................................  (132,432)  (51,996)
                                                           ---------  --------
    Total stockholders' (deficit) equity..................    (6,915)   58,910
                                                           ---------  --------
    Total liabilities and stockholders' (deficit) equity.. $ 109,604  $ 89,189
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EARTHWEB INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
                                                  (In thousands except per
                                                         share data)
Revenues......................................... $ 73,823  $ 31,050  $ 3,349
Cost of revenues.................................   18,368    10,968    2,131
                                                  --------  --------  -------
Gross profit.....................................   55,455    20,082    1,218
                                                  --------  --------  -------
Operating expenses:
  Product development............................    8,999     4,114    1,476
  Sales and marketing............................   43,248    27,715    4,547
  General and administrative.....................   13,045     9,875    3,356
  Restructuring and impairment charges...........   38,675       --       --
  Depreciation...................................    5,292     1,677      699
  Amortization...................................   24,010    12,218      417
                                                  --------  --------  -------
    Total operating expenses.....................  133,269    55,599   10,495
                                                  --------  --------  -------
Loss from operations.............................  (77,814)  (35,517)  (9,277)
Interest expense.................................   (6,076)     (494)     (20)
Interest and other income........................    3,454     1,298      327
                                                  --------  --------  -------
Net loss......................................... $(80,436) $(34,713) $(8,970)
                                                  ========  ========  =======
Basic and diluted net loss per share............. $  (7.86) $  (3.78) $ (2.37)
                                                  ========  ========  =======
Weighted average shares of common stock
 outstanding used in computing basic and diluted
 net loss per share..............................   10,230     9,180    3,783
                                                  ========  ========  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                 EarthWeb Inc.

           Consolidated Statements of Stockholders' (Deficit) Equity

                    Convertible
                     Preferred
                   Stock Series                                                                     Treasury
                      A and B     Common Stock  Additional     Other                                  Stock
                   -------------- -------------    Paid    Comprehensive   Unearned   Accumulated -------------
                   Shares  Amount Shares Amount In Capital Income (Loss) Compensation   Deficit   Shares Amount   Total
                   ------  ------ ------ ------ ---------- ------------- ------------ ----------- ------ ------  --------
                                                              (In thousands)
Balance at
December 31,
1997.............   1,251   $ 13   2,925  $ 29   $ 14,716      $--         $   --      $  (8,313)  --    $ --    $  6,445
Issuance of
common stock.....                  2,536    25     29,466                                                          29,491
Exercise of stock
options..........                      3   --           4                                                               4
Issuance of non-
qualified stock
options..........                                      41                                                              41
Issuance of stock
options below
deemed fair value
for accounting
purposes.........                                     368                     (368)                                   --
Amortization of
deferred
compensation.....                                                               41                                     41
Conversion of
preferred stock..  (1,251)   (13)  2,440    25        (12)                     --                                     --
Purchase of
treasury stock...                                                                                   (5)   (200)      (200)
Comprehensive
loss:
 Net loss........                                                                         (8,970)                  (8,970)
 Comprehensive
 loss............
                   ------   ----  ------  ----   --------      ----        -------     ---------   ---   -----   --------
Balance at
December 31,
1998.............     --     --    7,904    79     44,583       --            (327)      (17,283)   (5)   (200)    26,852
Issuance of
common stock.....                    750     8     24,967                                                          24,975
Exercise of stock
options..........                    208     2        966                                                             968
Stock issued in
Employee Stock
Purchase Plan....                     34   --         464                                                             464
Stock issued in
acquisitions.....                    922     9     38,263                                                          38,272
Issuance of non-
qualified stock
options..........                                   1,793                   (1,060)                                   733
Forfeitures of
below market
stock options....                                    (234)                     234                                    --
Amortization of
unearned
compensation.....                                                              767                                    767
Beneficial
conversion
feature on note
payable..........                                     482                                                             482
Comprehensive
loss:
 Unrealized
 gains/(losses)
 on "available-
 for-sale"
 marketable
 securities......                                               110                                                   110
 Net loss........                                                                        (34,713)                 (34,713)
 Comprehensive
 loss............
                   ------   ----  ------  ----   --------      ----        -------     ---------   ---   -----   --------
Balance at
December 31,
1999.............     --     --    9,818    98    111,284       110           (386)      (51,996)   (5)   (200)    58,910
Exercise of stock
options..........                     78     1        309                                                             310
Stock issued in
Employee Stock
Purchase Plan....                     52     1        658                                                             659
Stock issued in
acquisitions.....                    454     4     12,549                                                          12,553
Forfeitures of
below market
stock options....                                    (283)                     283                                    --
Amortization of
unearned
compensation.....                                                              103                                    103
Amortization of
restricted stock
grant............                                     141                                                             141
Acceleration of
option vesting...                                     900                                                             900
Comprehensive
loss:
 Unrealized
 gains/(losses)
 on "available-
 for-sale"
 marketable
 securities.....                                                (55)                                                  (55)
 Net loss........                                                                        (80,436)                 (80,436)
 Comprehensive
 loss............
                   ------   ----  ------  ----   --------      ----        -------     ---------   ---   -----   --------
Balance at
December 31,
2000.............     --    $--   10,402  $104   $125,558      $ 55        $   --      $(132,432)   (5)  $(200)  $ (6,915)
                   ======   ====  ======  ====   ========      ====        =======     =========   ===   =====   ========
                   Comprehensive
                       Loss
                   -------------
Balance at
December 31,
1997.............
Issuance of
common stock.....
Exercise of stock
options..........
Issuance of non-
qualified stock
options..........
Issuance of stock
options below
deemed fair value
for accounting
purposes.........
Amortization of
deferred
compensation.....
Conversion of
preferred stock..
Purchase of
treasury stock...
Comprehensive
loss:
 Net loss........      (8,970)
                   -------------
 Comprehensive
 loss............      (8,970)
                   =============
Balance at
December 31,
1998.............
Issuance of
common stock.....
Exercise of stock
options..........
Stock issued in
Employee Stock
Purchase Plan....
Stock issued in
acquisitions.....
Issuance of non-
qualified stock
options..........
Forfeitures of
below market
stock options....
Amortization of
unearned
compensation.....
Beneficial
conversion
feature on note
payable..........
Comprehensive
loss:
 Unrealized
 gains/(losses)
 on "available-
 for-sale"
 marketable
 securities......         110
 Net loss........     (34,713)
                   -------------
 Comprehensive
 loss............     (34,603)
                   =============
Balance at
December 31,
1999.............
Exercise of stock
options..........
Stock issued in
Employee Stock
Purchase Plan....
Stock issued in
acquisitions.....
Forfeitures of
below market
stock options....
Amortization of
unearned
compensation.....
Amortization of
restricted stock
grant............
Acceleration of
option vesting...
Comprehensive
loss:
 Unrealized
 gains/(losses)
 on "available-
 for-sale"
 marketable
 securities.....          (55)
 Net loss........     (80,436)
                   -------------
 Comprehensive
 loss............     (80,491)
                   =============
Balance at
December 31,
2000.............
                                 ===

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EARTHWEB INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
                                                       (In thousands)
Cash flows from operating activities:
  Net loss....................................... $(80,436) $(34,713) $(8,970)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation...................................    5,292     1,677      699
  Amortization of intangible assets..............   24,010    12,218      417
  Amortization of deferred financing costs.......      589       --       --
  Restructuring and impairment charge............   38,675       --       --
  Non-cash interest expense......................    2,540       376      --
  Provision for doubtful accounts................    1,792       426       43
  Charge related to issuance of stock options and
   restricted stock..............................      244       767       83
Changes in operating assets and liabilities:
  Accounts receivable............................   (6,150)   (2,640)    (810)
  Prepaid expenses and other assets..............     (585)   (1,613)    (306)
  Accounts payable and accrued expenses..........     (810)    4,566    2,294
  Deferred revenue...............................    4,864       905      (19)
  Other..........................................        8       616       25
                                                  --------  --------  -------
Net cash used in operating activities............   (9,967)  (17,415)  (6,544)
                                                  --------  --------  -------
Cash flows from investing activities:
  Purchases of fixed assets......................  (12,319)   (3,863)  (1,148)
  Acquisitions, net of cash acquired.............  (15,988)   (8,330)  (1,310)
  Proceeds from sale of Content Business.........      500       --       --
  Restricted cash................................      --       (500)     225
  Purchase of investment securities..............   (6,159)   (6,841)     --
  Sale of investment securities..................    6,200       --       --
                                                  --------  --------  -------
Net cash used in investing activities............  (27,766)  (19,534)  (2,233)
                                                  --------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net....      310    26,406   29,495
  Proceeds from issuance of convertible notes,
   net...........................................   77,151       --       --
  Payments of obligations under acquisition
   agreements....................................  (10,901)      --       --
  Purchase of treasury stock.....................      --        --      (200)
  Payments of principal on capital leases and
   notes payable.................................   (1,724)   (1,696)     --
                                                  --------  --------  -------
Net cash provided by financing activities........   64,836    24,710   29,295
                                                  --------  --------  -------
Net change in cash and cash equivalents for the
 period..........................................   27,103   (12,239)  20,518
Cash and cash equivalents, beginning of period...   13,054    25,293    4,775
                                                  --------  --------  -------
Cash and cash equivalents, end of period......... $ 40,157  $ 13,054  $25,293
                                                  ========  ========  =======
Supplemental cash flow information:
  Interest paid.................................. $  2,993  $    116  $     3
Summary of non-cash transactions:
  Conversion of promissory notes to shares of
   common stock.................................. $  5,848       --       --
  Common stock issued for acquisitions........... $  6,705  $ 38,272      --
  Acquisition of computer equipment and software
   through capital leases........................ $  2,051  $  1,144      --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 EARTHWEB INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

   EarthWeb Inc. ("EarthWeb" or the "Company") is an IT career solutions company and is a leading online provider of career development resources to information technology ("IT") professionals. EarthWeb provides services to hire and retain IT professionals through dice.com, an online IT job board, and through MeasureUp, a provider of preparation products for IT professional certifications.

   Through December 26, 2000 EarthWeb also owned and operated an online advertising and subscription supported content business (the "Content Business"). The Content Business of EarthWeb provides information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and internet development, and hardware and systems.

   On December 26, 2000, EarthWeb completed the sale of certain assets of the Content Business to internet.com Corporation ("internet.com"). These assets primarily consisted of web sites which included Earthweb.com (www.Earthweb.com), Developer.com (www.developer.com), Datamation (www.datamation.com), CrossNodes (www.crossnodes.com), SysOpt.com (www.sysopt.com), ERP Hub (www.erphub.com), Open Source IT (www.opensourceit.com), Javascripts.com (www.javascripts.com), JARS.com (www.jars.com), HTML Goodies (www.htmlgoodies.com), Gamelan (www.gamelan.com), CodeGuru.com (www.codeguru.com), Intranet Journal (www.intranetjournal.com), CIN (www.cin.Earthweb.com) and EarthWeb Direct (www.Earthwebdirect.com), and certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those sites. In addition, on December 26, 2000, EarthWeb announced that it was exiting the remaining content businesses that were not sold to internet.com, which primarily included its subscription based online reference library, ITKnowledge.com.

   EarthWeb was incorporated in the State of New York on April 25, 1996 and subsequently reincorporated in the State of Delaware on June 17, 1997.

   EarthWeb has sustained net losses and negative cash flows from operations since its inception. EarthWeb's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financings to fund operations. Management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Principles of Consolidation

   The consolidated financial statements include the accounts of EarthWeb and its principal subsidiaries, EarthWeb Career Solutions, Inc., EarthWeb Knowledge Products, Inc. and Measure Up, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                                 EARTHWEB INC.

Revenue Recognition

   EarthWeb generates revenue from the following sources:

 Career Solutions

   Paid job listings. Paid job listing revenues are derived from the sale of IT job listings by employers on the dice.com website. Paid job listing revenues are recognized ratably over the period in which the customer contracts to display job listings.

   Advertising. Advertising revenues are derived from the sale of advertising space on the dice.com and MeasureUp.com websites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant Company obligations remain and collection of the receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of EarthWeb's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, EarthWeb defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

   Test preparation and on-line certification. Revenue from MeasureUp's online certification preparation exams and other training courses is recognized ratably as courses are provided. Revenue from the sale of CD-ROM test preparation exams is recognized when the product is shipped.

 Content Business

   Through December 26, 2000, EarthWeb generated the following types of revenues from content businesses that were either sold or discontinued:

   Advertising. Advertising revenues were derived from the sale of advertising space on the websites of the Content Business. Advertising revenues were recognized over the period in which the advertisements were displayed, provided that no significant Company obligations remain and collection of the receivable is reasonably assured. Company obligations typically included guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions were not met, EarthWeb deferred recognition of the corresponding revenues until the guaranteed impressions were achieved.

   Revenues and expenses from barter transactions were recorded based upon estimated fair value of the advertisements delivered. Fair value of advertisements delivered was based upon the Company's recent historical practice of receiving cash for similar advertisements. Revenue from barter transactions (representing advertisements given) was recognized as income when advertisements were delivered on the Company's websites. Barter expense (representing advertisements received) was recognized when the Company's advertisements were run on other companies' websites, which was typically in the same period when the related barter revenue was recognized. Accordingly, the revenue approximates the direct costs attributed to barter in each period presented. For the years ended December 31, 2000, 1999 and 1998, barter transactions were $5.1 million, $3.1 million and $0.8 million, respectively.

   IT Educational Courseware. EarthWeb sold manuals for IT training classes. Educational courseware revenue was recognized as technical support information was shipped. When a product sale included the right to receive updates, revenue was recognized over the term of the total deliveries based on the relative value of each delivered product.

   Subscription Revenue. EarthWeb offered monthly and yearly subscriptions for ITknowledge.com, TPJ.com and SupportSource.com. Subscription revenue was recognized ratably over the term of the subscription. Accordingly, amounts received for services which have not yet been provided were reflected as deferred revenue in the accompanying balance sheets.

                                 EARTHWEB INC.

Cash and Cash Equivalents

   All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $1.1 million has been included in other assets on the balance sheet.

Concentration of Credit Risk

   Substantially all of EarthWeb's excess cash has been invested in highly liquid investments. EarthWeb performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. EarthWeb's services are provided to customers in several industries worldwide.

   Accounts receivable allowances are provided for estimated uncollectible accounts, sales discounts and returns. Accounts receivable are stated net of allowances for doubtful accounts of approximately $2.4 million and $0.7 million as of December 31, 2000 and 1999, respectively. One customer accounted for approximately 8% and one customer accounted for approximately 12% of the accounts receivable balance at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999 no customer accounted for more than 2% and 5% of revenues, respectively.

Marketable Securities

   EarthWeb's marketable securities are comprised of U.S. government securities and corporate equity securities with readily determinable market values. Marketable securities are classified and accounted for as "available-for-sale" and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders' equity, net of income taxes. If management determines that an unrealized loss is other than temporary, it will be charged to the statement of operations.

Fixed Assets

   Depreciation of equipment, furniture and fixtures and computer software is provided under the straight-line method over estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Intangible Assets

   Intangible assets, resulting from acquisitions of websites and other assets, are being amortized using the straight-line method over three to five years which approximates the expected period of benefit.

Long-Lived Assets

   The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that suggest impairment. EarthWeb determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest and income taxes. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds fair value of the asset. Fair value is determined primarily using the anticipated cash flows before interest and income taxes, discounted at a rate commensurate with the risk involved. See Note 4--Restructuring and Impairment Charges.

                                 EARTHWEB INC.

Income Taxes

   EarthWeb recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial-statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets and operating loss carryforwards.

Risks and Uncertainties

   EarthWeb has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend EarthWeb's online service brands, the rejection of EarthWeb's services by Web consumers, vendors and/or advertisers, the inability of EarthWeb to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that EarthWeb does not successfully implement its business plan, certain assets may not be recoverable.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. EarthWeb's significant estimates include the useful lives of fixed assets and intangibles, the accounts receivable allowance for doubtful accounts, accrued expenses and the income tax valuation allowance.

Net Loss Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There were 2,849,329, 1,806,377 and 498,962 options outstanding as of December 31, 2000, 1999 and 1998 that could potentially dilute earnings per share in the future. Shares that would result from conversion of the $80.0 million convertible subordinated notes (see Note 7) and other common equivalent shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

Stock Split

   EarthWeb declared a 0.65-for-one reverse stock split in connection with the initial public offering of EarthWeb's common stock on November 10, 1998. All references to the number of shares of common stock have been retroactively restated in the financial statements to reflect the effect of this transaction.

Comprehensive Income

   EarthWeb adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements.

                                 EARTHWEB INC.

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

Segments

   EarthWeb adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. EarthWeb has determined that it does not have any separately reportable business segments as of December 31, 2000.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The effective date of this standard was deferred to all fiscal quarters of years beginning after June 15, 2000 by SFAS No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No.133". The Company does not believe that SFAS 133 will have a material impact on its results of operations, financial position or cash flows.

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101B deferred the required implementation of SAB 101 until the fiscal quarter ending December 31, 2000. SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44, an interpretation of APB Opinion No. 25, does not change FASB Statement No. 123 "Accounting for Stock Issued to Employees". FIN 44 expresses the views of the FASB regarding the recognition of compensation expense in several situations where no expense is recognized under current practice, including option repricings, business combinations under the purchase method of accounting and plans that permit tax withholdings. FIN 44 did not have a material impact on the Company's results of operations, financial position or cash flows.

   In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

NOTE 3--ACQUISITIONS

 dice.com

   In February 1999, EarthWeb completed the acquisition of D&L Online Inc., now known as EW Career Solutions, Inc., which operates dice.com, a leading online job posting service for IT professionals, for approximately $35 million. The consideration paid consisted of $7.0 million in cash, $1.5 million of which was

                                 EARTHWEB INC.

paid in January 2000 and 577,778 shares of EarthWeb common stock. The consideration also consisted of additional future payments, based on the financial performance of dice.com, payable over a period of three years in the form of cash and/or EarthWeb common stock with an aggregate value of up to $12.0 million. Due to the achievement of these targets, $4.0 million was paid in April 2000 in the form of $2.0 million in cash and $2.0 million in EarthWeb common stock and in April 2001 an additional $4.0 million will be paid in cash. Based on the achievement of certain financial targets related to 2001, $4.0 million would be also payable in April 2002. All outstanding options to purchase dice.com common stock were converted into non-qualified options to purchase an aggregate of 36,667 shares of EarthWeb Inc. common stock.

 Measure Up and CCPrep

   In February 2000, EarthWeb acquired Measure Up, Inc. ("Measure Up"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations under the acquisition agreement based on operating performance with an aggregate value of up to an additional $10.0 million. The purchase price consisted of (a) $10.0 million in cash paid at closing, (b) $2.5 million, which consisted of $0.2 million in cash and 150,947 shares of EarthWeb common stock and was paid in May 2000 and
(c) $2.5 million paid in cash in August 2000. The additional earnout obligations would be payable in the form of cash and/or common stock, at the Company's option, over a period of three years beginning in April 2001. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of EarthWeb common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments.

   In January and February 2000, EarthWeb acquired the Web sites CCPrep and NetCerts, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco Systems, Inc. products. The aggregate purchase price of both acquisitions was $3.2 million of which $2.0 million was paid at closing, consisting of $0.7 million in cash and 41,247 shares of EarthWeb common stock. The remaining $1.2 million was paid in cash in July 2000.

 Content Business

   During 1998, EarthWeb acquired the Web sites htmlgoodies.com, javagoodies.com, intranetjournal.com, javascripts.com, and datamation.com. In conjunction with the acquisition of datamation.com, EarthWeb also licensed, on a non-exclusive, fully paid basis from the seller, the right to use certain customer lists for the purposes of marketing EarthWeb's products and services. The aggregate cost of these Web site acquisitions totaled approximately $1.0 million. In 1999, EarthWeb acquired the Web sites SysOpt.com and codeguru.com. The aggregate base purchase price of both acquisitions was approximately $12.0 million, payable in the form of common stock, cash and convertible notes. The historical revenue and expenses of these acquired Web sites for the years ended December 31, 2000, 1999 and 1998 were immaterial compared to EarthWeb's consolidated results of operations. In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a leading Web site for IT executives. The consideration totaled approximately $8.0 million, $7.0 million of which was paid in cash and $1.0 million of which was paid with 39,678 shares of EarthWeb common stock.

   All of the above listed Content Business websites were sold to internet.com Corporation on December 26, 2000.

   In March 1999, EarthWeb acquired MicroHouse International, Inc. ("MicroHouse"), now known as EarthWeb Knowledge Products, Inc., for approximately $9.0 million in shares of stock, convertible notes and cash, plus the assumption of $1.7 million of debt. The consideration paid by EarthWeb consisted of (a) $1.6 million in cash, (b) 50,856 shares of EarthWeb common stock, and (c) convertible promissory notes in an aggregate amount of $5.0 million which were converted into approximately 126,475 shares of common stock in March 2000. The beneficial conversion feature related to the notes payable of approximately $0.5 million was

                                 EARTHWEB INC.

amortized over a one-year period thru March 2000. The Company announced that it was discontinuing the operations of EarthWeb Knowledge Products on December 26, 2000 as part of the restructuring of the Company (see Note 1).

   In March 1999, EarthWeb acquired substantially all of the assets of The Perl Journal, a leading technical publication for developers using the Perl programming language, and the related Web site TPJ.com. The aggregate purchase price was $1.0 million of which $0.2 million was paid at closing in cash and $0.8 million was paid in March 2000 in cash.

   All of EarthWeb's acquisitions were accounted for using the purchase method of accounting. The results of operations for each were included with those of EarthWeb for periods subsequent to the date of each acquisition.

   Amortization expense of intangible assets resulting from these acquisitions totaled $24.0 million, $12.2 million and $0.4 million in the years ended December 31, 2000, 1999 and 1998, respectively.

   The following unaudited pro forma summary presents consolidated results of operations for EarthWeb as if the acquisitions of D&L Online, Inc., MeasureUp, CCPrep, codeguru.com, SysOpt.com, MicroHouse, and CIN had been consummated as of the beginning of each year presented. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the future financial results of operations of EarthWeb or of the financial results of operations of EarthWeb had the acquisitions occurred in the beginning of each year presented.

                                                      Year ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                          (In thousands,
                                                      except per share data)
Revenues............................................. $    74,130  $    34,533
Net loss............................................. $   (82,289) $   (55,564)
Basic and diluted loss per share..................... $     (7.96) $     (5.78)
Weighted average of common stock outstanding.........      10,334        9,610

   Pro forma adjustments include: (i) amortization of goodwill and other intangible assets recorded as a result of the acquisitions, (ii) adjustment related to D&L Online, Inc.'s S corporation distribution which was recorded as compensation expense that will not be incurred in the future, as well as to record the associated tax charge which does not assume the utilization of EarthWeb's net operating loss carryforwards, (iii) adjustment to record compensation expense related to options issued to EarthWeb Knowledge Products employees to purchase common stock at an exercise price below the fair market value of the EarthWeb common stock at the date of grant, (iv) adjustment to reflect the accretion of the discount on the convertible note issued in the connection with the acquisition of EarthWeb Knowledge Products and (v) adjustment of the weighted average shares of common stock outstanding use in the calculation of earnings per share to reflect shares issued in connection with all of the acquisitions.

NOTE 4--RESTRUCTURING AND IMPAIRMENT CHARGES

   In December 2000 EarthWeb adopted a restructuring plan to reorganize its existing operations which included, the sale of a portion of the Content Business to internet.com Corporation and the decision to exit the remaining Content businesses. These transactions resulted in a restructuring and impairment charge related to the Content Business of approximately $38.7 million. The components of this charge primarily include a $21.5 million write-off of intangible assets, an $8.4 million write-down of fixed assets and $8.8 million in accrued restructuring costs.

                                 EARTHWEB INC.

   Components of the accrued restructuring costs as of December 31, 2000 were as follows (in thousands):

Employee separation costs............................................... $3,360
Professional fees.......................................................  2,400
Other contractual commitments and exit costs............................  2,210
Lease obligations.......................................................    823
                                                                         ------
  Total................................................................. $8,793
                                                                         ======

   Employee separation costs of $3.4 million relate to the employees of the Content Business and primarily consist of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees companywide were notified that their positions were being eliminated over the next few months but none were terminated as of December 31, 2000. Professional fees of $2.4 million relate to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million are primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions and they do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that will be vacated and the termination of various office equipment leases.

   The Company expects to make all payments related to its restructuring plan by December 2001 with the exception of certain office equipment and facilities lease agreements that expire in the second quarter of 2003. As of December 31, 2000 the Company had not made any payments related to these accrued restructuring costs.

NOTE 5--MARKETABLE SECURITIES

   EarthWeb's marketable securities are stated at fair value. The following table shows the cost, unrealized gains and fair value of EarthWeb's marketable securities as of December 31, 2000 (in thousands):

                                                              Unrealized  Fair
                                           Maturity     Cost    Gains    Value
                                         ------------- ------ ---------- ------
Corporate equity securities.............      N/A      $  108    $14     $  122
U.S. Government and agencies............ Within 1 Year  6,159     41      6,200
                                                       ------    ---     ------
  Total.................................               $6,267    $55     $6,322
                                                       ======    ===     ======

NOTE 6--BALANCE SHEET COMPONENTS

   Fixed assets consist of the following:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
Computer equipment and software............................... $ 7,030  $ 7,471
Furniture and fixtures........................................   1,518    1,126
Assets recorded under capital leases..........................     419    1,212
Leasehold improvements........................................     344      865
                                                               -------  -------
                                                                 9,311   10,674
Less: accumulated depreciation and amortization...............  (2,469)  (3,402)
                                                               -------  -------
Fixed assets, net............................................. $ 6,842  $ 7,272
                                                               =======  =======

                                 EARTHWEB INC.

   Depreciation and amortization for the years ended December 31, 2000, 1999 and 1998, which includes amortization of assets recorded under capital leases, totaled approximately $5.3 million, $1.7 million and $0.7 million, respectively.

   Intangible assets consist of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
Goodwill.................................................... $ 45,769  $ 34,272
Other intangible assets.....................................   15,800    32,628
                                                             --------  --------
                                                               61,569    66,900
Less: accumulated amortization..............................  (21,199)  (13,110)
                                                             --------  --------
Intangible assets, net...................................... $ 40,370  $ 53,790
                                                             ========  ========

NOTE 7--LONG TERM DEBT

   Long term debt consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (In thousands)
Convertible notes payable...................................... $80,000  $5,743
Promissory note................................................     680   1,267
                                                                -------  ------
Total..........................................................  80,680   7,010
Less: current portion..........................................    (524)   (486)
                                                                -------  ------
Long term debt................................................. $80,156  $6,524
                                                                =======  ======

   As part of the consideration paid in the acquisition of MicroHouse, EarthWeb issued convertible promissory notes in the original principal amount of approximately $5.0 million, which were converted into 126,475 shares of common stock in March 2000. Additionally, EarthWeb assumed a $1.5 million promissory note payable as part of this acquisition. The note accrues interest at an annual rate of 10% and requires quarterly payments of principal and interest with the final payment due on January 1, 2002.

   In July 1999, as part of the consideration for the acquisition of SysOpt.com, EarthWeb issued a promissory note in the original principal amount of $0.9 million. This promissory note was converted into approximately 19,290 shares of common stock in July 2000.

   In January 2000, EarthWeb completed a private offering pursuant to Rule 144A of $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). Proceeds to EarthWeb, net of issuance costs, were $77.2 million. Pursuant to a prospectus dated May 9, 2000, as supplemented from time to time, the holders of the Convertible Notes may offer for sale the Convertible Notes and the shares into which the Convertible Notes are convertible. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of EarthWeb common stock. The conversion price, subject to adjustment, is $39.10 per share, which is equal to a conversion rate of 25.5754 shares per $1,000 principal amount of Convertible Notes and would result in the issuance of 2,046,032 shares of EarthWeb common stock, if converted. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year. EarthWeb

                                 EARTHWEB INC.

may redeem some or all of the Convertible Notes at any time before January 25, 2003 at a redemption price equal to $1,000 per $1,000 principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to the provisional redemption date if the closing price to EarthWeb common stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption the Company is required to make an additional payment in cash with respect to the Convertible Notes called for redemption to holders in an amount equal to $130.43 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes prior to the notice date of the provisional redemption. The Company is obligated to make this supplementary payment on all Convertible Notes called for provisional redemption, including any Convertible Notes converted after the notice date and before the provisional redemption date. On or after January 25, 2003, the Company will be entitled to redeem the notes for cash as a whole at any time, or from time to time in part, at the following redemption prices (plus accrued cash interest to the redemption date): from January 25, 2003 through January 24, 2004 at a price of 102.8% per $1,000 principal amount; thereafter at a price of 101.4% per $1,000.

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

Convertible Notes

   The fair value of the Company's Convertible Notes is $27.1 million based on the market price of the Convertible Notes as of December 31, 2000.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Leases

   EarthWeb leases equipment and office space under non-cancelable operating leases expiring at various dates through March 2009. Future minimum lease payments under non-cancelable leases as of December 31, 2000 are as follows (in thousands):

                                                               Rental Payments
                                                              ------------------
                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
2001......................................................... $ 1,319   $ 2,088
2002.........................................................     701     1,931
2003.........................................................      63     1,811
2004.........................................................     --      1,824
2005 and thereafter..........................................     --      4,807
                                                              -------   -------
Total minimum payments.......................................   2,083   $12,461
                                                                        =======
Amount representing interest.................................    (136)
                                                              -------
Obligations under capital leases.............................   1,947
Obligations due within one year..............................  (1,259)
                                                              -------
Long-term obligations under capital leases................... $   688
                                                              =======

   Rent expense was approximately $2.2 million, $1.3 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 EARTHWEB INC.

Letters of Credit

   As of December 31, 2000, EarthWeb has $1.1 million in standby letters of credit to collateralize facility lease agreements. Restricted cash collateralizes such standby letters of credit.

Litigation

   EarthWeb is subject to legal proceedings and claims which arise in the ordinary course of its business. EarthWeb does not believe that an adverse outcome of any proceeding would have a material effect on EarthWeb's financial position or results of operations.

NOTE 10--STOCKHOLDERS' (DEFICIT) EQUITY

Common Stock

   In June 1998, EarthWeb issued 433,965 shares of Common Stock to EarthWeb LLC through a private placement, in consideration of net proceeds of $3.7 million. In November 1998, EarthWeb completed its initial public offering ("IPO") of 2.1 million shares of common stock at a price of $14.00 per share. The total net proceeds to EarthWeb from the IPO were approximately $25.8 million. In May 1999, EarthWeb completed a secondary public offering of 1.3 million shares of common stock at an offering price of $37.00 per share, of which 750,000 shares were sold by EarthWeb and 550,000 shares were sold by selling stockholders. Proceeds to EarthWeb, net of issuance costs, were approximately $25.4 million.

   In May 2000, the Board of Directors approved an increase in the number of authorized shares of common stock to 75,000,000 from 21,750,000 and the elimination of certain classes of preferred stock. The shareholders approved the increase at the Company's Annual Meeting of Shareholders in May 2000 and the Company's Certificate of Incorporation was amended to reflect these changes.

                                 EARTHWEB INC.

Stock Option Plan

   In October 1996, EarthWeb adopted the 1996 Amended and Restated Stock Option Plan (the "1996 Plan") under which incentive stock options or non-qualified stock options to purchase common stock may be granted to eligible employees.

   In November 1998, the Board of Directors adopted EarthWeb's 1998 Plan (the "1998 Plan" and, together with the 1996 Plan, the "Plans"). EarthWeb initially reserved 375,000 shares of common stock for issuance under the 1998 Plan. At the annual meeting in May 1999, EarthWeb's shareholders approved an increase of 1.7 million shares of common stock authorized for issuance under the 1998 Plan. Also pursuant to the 1998 Plan, which allows for an annual increase to be added on the first day of EarthWeb's fiscal year beginning in 2000 equal to two percent (2%) of the number of shares outstanding as of such date or a lesser number of shares determined by the Compensation Committee, 196,354 shares were authorized for issuance in January 2000. At the annual meeting in May 2000, EarthWeb's shareholders approved an increase in the number of shares of common stock authorized for issuance under the 1998 Plan by an additional
1.5 million shares and to provide for an increase in the number of shares available under the Plan's annual renewal mechanism. The Company's Certificate of Incorporation was amended to reflect these changes. In January 2001, an additional 416,000 shares were added under the Plan's annual renewal mechanism. A summary of the status of EarthWeb's Plans, as amended, as of December 31, 1998, 1999 and 2000, and changes during the three years ended December 31, 2000 are presented below:

                                                                Weighted Average
                                                  Option Shares  Exercise Price
                                                  ------------- ----------------
Options outstanding--January 1, 1998.............     200,090        $ 2.48
Granted..........................................     363,925        $ 5.14
Exercised........................................      (2,732)       $ 1.54
Cancelled........................................     (57,820)       $ 2.51
Expired..........................................      (4,501)       $ 1.64
                                                    ---------
Options outstanding--December 31, 1998...........     498,962        $ 4.43
Granted..........................................   1,837,776        $28.73
Exercised........................................    (208,067)       $ 4.72
Cancelled........................................    (321,159)       $25.05
Expired..........................................      (1,135)       $ 7.30
                                                    ---------
Options outstanding--December 31, 1999...........   1,806,377        $25.44
Granted..........................................   1,900,800        $11.68
Exercised........................................     (77,797)       $ 4.03
Cancelled........................................    (746,825)       $19.83
Expired..........................................     (33,226)       $27.94
                                                    ---------
Options outstanding--December 31, 2000...........   2,849,329        $18.29
                                                    =========

Options exercisable at December 31, 2000............................... 586,379
Options exercisable at December 31, 1999............................... 104,627
Options exercisable at December 31, 1998............................... 108,813

Weighted average fair value of options granted during 2000............. $  8.27
Weighted average fair value of options granted during 1999............. $ 19.80
Weighted average fair value of options granted during 1998............. $  0.97

                                 EARTHWEB INC.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                       Options Outstanding              Options Exercisable
                -------------------------------------  -----------------------
                               Weighted
                                Average     Weighted                 Weighted
Range of                       Remaining    Average                  Average
Exercise          Shares      Contractual   Exercise     Shares      Exercise
Prices          Outstanding      Life        Price     Exercisable    Price
--------        -----------   -----------   --------   -----------   --------
$1.54                3,599        2.8        $ 1.54        2,632      $ 1.54
$2.77-$3.08         99,563        3.9        $ 3.06       50,458      $ 3.04
$8.57-$12.44       709,725        9.3        $10.12       22,522      $ 9.85
$13.00-$13.70      855,741        9.5        $13.07       34,814      $13.16
$26.19-$36.13    1,150,701        8.3        $27.63      464,704      $27.71
$54.81              30,000        8.3        $54.81       11,249      $54.81
---------------------------------------------------------------------------
$1.54-$54.81     2,849,329        8.8        $18.29      586,379      $24.44

   Options generally vest over a period of four years, however, 15% of all unvested options automatically vested at the date of the initial public offering. At December 31, 2000, EarthWeb had reserved 3,907,674 shares of common stock for the exercise of options.

   The 1998 Plan also provides for the issuance of stock appreciation rights and restricted stock awards under which shares of common stock may be issued to eligible employees. EarthWeb granted 40,000 shares of restricted stock during 2000 that vest over various periods through 2006.

 1998 Employee Stock Purchase Plan

   EarthWeb's 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by the Board of Directors in November 1998. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code in order to provide employees of EarthWeb with an opportunity to purchase Common Stock through payroll deductions. An aggregate of 159,000 shares of EarthWeb's common stock has been reserved for issuance under the Stock Purchase Plan and is available for purchase thereunder, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 400,000 shares, (ii) two percent (2%) of the outstanding shares on such date or (iii) a lesser number of shares determined by the Compensation Committee. As of December 31, 2000 there were 159,000 shares reserved for issuance of which 87,061 have been purchased by the employees of EarthWeb. During the year ended December 31, 2000, employees purchased 52,844 shares of common stock at a weighted average price of $12.62 per share under the Stock Purchase Plan.

Stock-Based Compensation

   EarthWeb applies Accounting Principles Board Opinion No. 25, "Accounting for Stock-Issued to Employees" and related interpretations in accounting for its stock option issuances. EarthWeb has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." Had compensation cost for EarthWeb's stock option issuances in 2000, 1999, and 1998 been recognized based on the fair value method under the provisions of SFAS No. 123, EarthWeb's net loss would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Net loss--as reported............................. $(80,436) $(34,713) $(8,970)
Net loss--pro forma............................... $(87,770) $(40,079) $(9,023)
Basic net loss per share--as reported............. $  (7.86) $  (3.78) $ (2.37)
Basic net loss per share--pro forma............... $  (8.58) $  (4.37) $ (2.39)

                                 EARTHWEB INC.

   The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes option-pricing model" with the following weighted average assumptions used for grants for the years ended December 31, 2000, 1999 and 1998; zero dividend yield for all years; 92% expected volatility for options granted in 2000, 88% expected volatility for options granted in 1999 and 0% volatility for options granted in 1998 (all options granted in 1998 were issued prior to the effectiveness of the IPO); a weighted average risk-free interest rate of 6.08%, 5.53% and 5.34%, respectively; and expected lives of 4 years for options granted in 2000, 1999 and 1998.

   In 1998, EarthWeb issued stock options with strike prices below the then fair market value of EarthWeb's common stock price and, as a result, recorded deferred compensation of approximately $0.4 million. In connection with the acquisition of MicroHouse in March 1999, EarthWeb issued stock options with strike prices below the then fair market value and, as a result, recorded deferred compensation of approximately $1.1 million. Deferred compensation is amortized over the four-year vesting period of the options. For the years ended December 31, 2000 and 1999, EarthWeb recognized compensation cost, net of reversals due to forfeitures, of approximately $0.1 million and $0.8 million, respectively. As a result of the sale of the Content Business (see
Note 1) and other terminations of employees, EarthWeb reversed approximately $0.3 million of deferred compensation in 2000 against additional paid-in-capital.

NOTE 11--INCOME TAXES

   The components of the net deferred tax asset as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
Net operating loss carryforward............................. $ 31,698  $ 16,299
Amortization and write-off of intangibles...................    9,011      (342)
Depreciation and write-off of fixed assets..................    2,661       --
Provision of uncollectible accounts.........................    1,551       --
Provision for accrued expenses and other, net...............    2,182       --
                                                             --------  --------
Net deferred tax asset......................................   47,103    15,957
Less: valuation allowance...................................  (47,103)  (15,957)
                                                             --------  --------
Deferred tax asset.......................................... $    --   $    --
                                                             ========  ========

   The difference between EarthWeb's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit of 7%, when compared to its effective rate of 0% is principally comprised of its valuation allowance.

   As of December 31, 2000, EarthWeb has a net operating loss carryforward for Federal income tax purposes of approximately $77.3 million. The carryforwards will begin to expire in 2011 if not used. The net deferred tax asset has been fully reserved due to the uncertainty of EarthWeb's ability to realize this asset in the future.

NOTE 12--EMPLOYEE SAVINGS PLAN

   EarthWeb has four savings plans (the "Savings Plans") that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the Savings Plans, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. For the years ended December 31, 2000, 1999 and 1998, EarthWeb contributed approximately $144,000, $47,000 and $0, respectively, to the Savings Plan.

                                 EARTHWEB INC.

NOTE 13--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                         March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
Quarter Ended              1999      1999        1999          1999       2000       2000        2000          2000
-------------            --------- --------  ------------- ------------ ---------  --------  ------------- ------------
                                                    (In thousands, except per share data)
Net Revenues............  $ 3,732  $ 7,199      $ 8,653      $11,466    $ 13,658   $ 16,502     $21,027      $ 22,636
Gross Profit............    2,253    4,612        5,575        7,642       9,214     11,920      16,161        18,160
Loss from operations....   (7,046)  (9,335)      (9,209)      (9,927)    (11,234)   (11,725)     (8,829)      (46,026)
Net loss................   (6,812)  (9,176)      (8,951)      (9,774)    (11,631)   (12,355)     (9,593)      (46,857)
Basic diluted net loss
 per share..............  $ (0.82) $ (1.02)     $ (0.93)     $ (1.00)   $  (1.18)  $  (1.20)    $ (0.92)     $  (4.51)

NOTE 14--SUBSEQUENT EVENTS (UNAUDITED)

   On January 29, 2001, the Board of Directors named Peter A. Derow as President and CEO of EarthWeb Inc., succeeding Jack D. Hidary, a Co-founder and President and CEO, who resigned these positions and became Chairman of the Board of Directors. Mr. Derow has served as a Director of EarthWeb Inc. since May 1999. Murray Hidary, Co-founder and Executive Vice President, also resigned his position and will continue to serve as a Director of the Company. In connection with these resignations, the Company recorded a charge of approximately $1.0 million in the first quarter of 2001.

   In March 2001, in response to EarthWeb's submission of a sublease with a third party for approximately 23,000 square feet of office rental space in New York City, EarthWeb's landlord terminated the portion of the lease related to that space, with the effect that the Company's operating lease commitment was reduced by approximately $4.6 million.

                                 EARTHWEB INC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item is incorporated by reference to the section entitled "Management" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this Item is incorporated by reference to the section entitled "Compensation of Executive Officers" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item is incorporated by reference to the section entitled "Principal Security Holders" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)  Documents filed as part of this Report:

    1.  Consolidated Financial Statements:

              See Index to Consolidated Financial Statements (Item 8).

    2.  Consolidated Financial Statement Schedules:

              Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December 31, 1998, 1999 and 2000.

      All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

  (b)  Reports on Form 8-K.

    Form 8-K filed on December 11, 2000 with respect to a news release relating to developments in EarthWeb's education courseware business and MeasureUp's Test Preparation Products.

    Form 8-K filed on December 26, 2000 with respect to a news release relating to developments in EarthWeb's Content and Career Solutions businesses, including EarthWeb's sale of content-related assets to internet.com Corporation.

  (c)  Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  *2.1   Agreement and Plan of Merger among EarthWeb Inc., EW Acquisition
         Corporation, D&L Online, Inc., Lloyd Linn, and Diane Rickert;
         incorporated by reference to Exhibit 2.1 to the Registrant's Current
         Report on Form 8-K dated February 2, 1999.

  *2.2   Securities Purchase Agreement, dated as of January 13, 2000 among
         EarthWeb Inc., Kevin R. Brice and Robert M.M. Holtackers; incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 11, 2000.

  *2.3 Asset Purchase Agreement dated as of December 22, 2000 between internet.com Corporation and Registrant; incorporated by reference to Registrant's Current Report on Form 8-K dated January 11, 2001.

   3.1   Form of Amended and Restated Certificate of Incorporation;
         incorporated by reference to Exhibit 3.1 to Registrant's Registration
         Statement on Form S-1 (SEC File No. 333-60837).

   3.2   Certificate of Amendment to Restated Certificate of Incorporation.

   3.3   Form of Amended and Restated By-laws; incorporated by reference to
         Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (SEC
         File No. 333-60837).

   4.1 Amended and Restated Shareholders Agreement dated as of June 24, 1997 among the Registrant, EarthWeb LLC, Global Network Partners (GNP),
         Warburg, Pincus Ventures, L.P., Jack D. Hidary, Murray Hidary and Nova
         Spivack; incorporated by reference to Exhibit 4.1 to Registrant's
         Registration Statement on Form S-1 (SEC File No. 333-60837).

 Exhibit
   No.                                 Description
 -------                               -----------
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

   4.5   Registration Rights Agreement, dated as of January 13, 2000 between
         EarthWeb Inc., Kevin R. Brice and Robert M.M. Holtackers; incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
         8-K dated February 11, 2000.

   4.6 Indenture, dated as of January 25, 2000, between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee with respect to 7% Convertible Subordinated Notes due 2000 (the "7%
         Notes"); incorporated by reference to Exhibit 4.1 of the Registrant's
         Registration Statement on Form S-3 (SEC File No. 333-95921).

   4.7 Registration Rights Agreement, dated as of January 19, 2000, between the Registrant and the initial purchasers identified therein, with respect to the 7% Notes; incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (SEC File No. 333-
         95921).

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

  10.5   Intercompany Services Agreement dated October 25, 1996 among the
         Registrant, EarthWeb LLC, GNP (formerly EarthWeb Ltd.), Jack D.
         Hidary, Murray Hidary and Nova Spivack, as amended; incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).

  10.6   Lease Agreement dated April 28, 1995 between 3 Park Avenue Co. and MJN
         Enterprises, Inc., as amended; incorporated by reference to Exhibit
         10.8 to the Registrant's Registration Statement on Form S-1 (SEC File
         No. 333-60837).

  10.7 Form of 1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-1
         (SEC File No. 333-60837).

  10.9 Separation Agreement dated as of June 26, 2000 between the Registrant and William Gollan; incorporated by reference to Registrant's Form 10Q dated August 4, 2000;

  10.10  Employment Agreement dated December 3, 1999 between the Registrant and
         Norman Lorentz; incorporated by reference to Registrant's Form 10Q dated May 15, 2000;

 Exhibit
   No.                                 Description
 -------                               -----------
 10.11   Employment Agreement dated as of January 31, 2000 between the
         Registrant and Brian Campbell; incorporated by reference to
         Registrant's Form 10Q dated May 15,2000;

 10.12 Employment Agreement dated as of April 20, 2000 between the Registrant and Michael Durney; incorporated by reference to Registrant's Form 10Q dated August 4, 2000;

 *10.13  Option Holder Purchase Agreements with each of Kenneth B. Williams,
         Jeffrey W. Adkisson, Jack R. Freeman, Melissa S. Stover, Scott E.
         Hall, Chad A. Dorn and Deanne Brown dated as of January 13, 2000;
         incorporated by reference to Exhibit 10.1 to Registrant's Current
         Report on Form 8-K dated February 11, 2000.

 10.14 Employment Agreement dated as of January 26, 2000 between Registrant and Harold Miltsch, incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q dated November 8, 2000.

 10.15   Amended and Restated 1998 Stock Incentive Program of Registrant.

 12.     Ratio of Earnings to Fixed Charges

 21.1    Subsidiaries of Registrant

 23.1    Consent of Independent Auditors

--------
* Confidential treatment has been received with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Commission.

                                                                    SCHEDULE II

                                 EARTHWEB INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charges to Charges to                Balance
                         Beginning  Costs and     Other    Deductions--  at End
                         of Period   Expenses  Accounts(1) Describe(2)  of Period
                         ---------- ---------- ----------- ------------ ---------
                                              (In thousands)
Allowance for Doubtful
 Accounts
Year ended December 31,
 2000...................    $665      $3,135      $120       $(1,568)    $2,352
                            ====      ======      ====       =======     ======
Year ended December 31,
 1999...................    $ 53      $  849      $379       $  (616)    $  665
                            ====      ======      ====       =======     ======
Year ended December 31,
 1998...................    $ 11      $   42      $  0       $     0     $   53
                            ====      ======      ====       =======     ======

--------
(1)  Amounts relate to acquisitions of D&L Online and MicroHouse
     International, Inc. in 1999 and Measure Up, Inc. in 2000.

(2)  Write off fully reserved accounts receivable.

                                 EARTHWEB INC.


                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 2, 2001.

                                          EARTHWEB INC.

                                              /s/ Peter A. Derow
                                          By: _________________________________
                                              Peter A. Derow
                                              President and Chief Executive
                                               Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 2, 2001.

           Name and Signature           Title
           ------------------           -----

 _________ /s/ Peter A. Derow_________  President, Chief Executive Officer and
             Peter A. Derow             Director

 _________ /s/ Jack D. Hidary_________  Chairman of the Board and Director
             Jack D. Hidary

 _________ /s/ Murray Hidary__________  Director
             Murray Hidary

 _________ /s/ Henry Kressel__________  Director
             Henry Kressel

 ___________ /s/ Cary Davis___________  Director
               Cary Davis

 _______ /s/ Michael P. Durney________  Senior Vice President, Chief Financial
           Michael P. Durney            Officer and
                                        Principal Financial Officer

 _______ /s/ David L. Jonassen________  Corporate Controller and Chief
           David L. Jonassen            Accounting Officer