Form 10-Q
period 2001-03-31
EARTHWEB INC
filed 2001-05-15
CIK 1067056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of May 1, 2001, the registrant had outstanding 10,517,333 shares of common stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EARTHWEB INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
 PART 1.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000......................................       3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2001 and 2000.................       4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2001 and 2000.................       5

          Notes to Condensed Consolidated Financial Statements.......       6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      15

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..........................................      17

 Item 2.  Changes in Securities and Use of Proceeds..................      17

 Item 3.  Defaults Upon Senior Securities............................      17

 Item 4.  Submission of Matters to a Vote of Security Holders........      17

 Item 5.  Other Information..........................................      17

 Item 6.  Exhibits and Reports on Form 8-K...........................      17

          Signatures.................................................      18

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 EARTHWEB INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents...........................  $  30,388   $  40,157
  Marketable securities...............................      6,341       6,322
  Accounts receivable, net of allowances of $1,898 and
   $2,352, respectively...............................      5,195       8,293
  Prepaid expenses and other current assets...........      6,791       2,618
                                                        ---------   ---------
    Total current assets..............................     48,715      57,390
Fixed assets, net.....................................      7,447       6,842
Intangible assets, net................................     37,790      40,370
Other assets..........................................      5,789       5,002
                                                        ---------   ---------
    Total assets......................................  $  99,741   $ 109,604
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable and accrued expenses...............  $   9,344   $  11,423
  Accrued interest....................................      1,034       2,434
  Accrued restructuring charge........................      3,652       8,793
  Deferred revenue....................................      7,354       5,963
  Leases payable--current portion.....................      1,195       1,259
  Amounts due under acquisition agreements............      5,214       4,096
  Notes payable--current portion......................        550         524
                                                        ---------   ---------
    Total current liabilities.........................     28,343      34,492
Long term debt........................................     80,000      80,156
Leases payable........................................        476         688
Other liabilities.....................................      1,185       1,183
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, par value $.01; 75,000 authorized,
   10,450 and 10,402 issued, respectively.............        104         104
  Additional paid in capital..........................    125,887     125,558
  Accumulated comprehensive other income..............         74          55
  Treasury stock at cost, 5 shares....................       (200)       (200)
  Accumulated deficit.................................   (136,128)   (132,432)
                                                        ---------   ---------
    Total stockholders' deficit.......................    (10,263)     (6,915)
                                                        ---------   ---------
    Total liabilities and stockholders' deficit.......  $  99,741   $ 109,604
                                                        =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                              Quarter ended
                                                                March 31,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
Revenues.................................................... $17,099  $ 13,658
Cost of revenues............................................   1,376     4,444
                                                             -------  --------
Gross profit................................................  15,723     9,214
                                                             -------  --------
Operating expenses:
  Product development.......................................   1,375     2,002
  Sales and marketing.......................................   9,577     9,846
  General and administrative................................   2,634     2,846
  Depreciation..............................................     788       788
  Amortization..............................................   3,795     4,966
  Restructuring and one-time charges, net...................     270       --
                                                             -------  --------
    Total operating expenses................................  18,439    20,448
                                                             -------  --------
Loss from operations........................................  (2,716)  (11,234)
Interest expense............................................  (1,566)   (1,264)
Interest and other income...................................     586       867
                                                             -------  --------
Net loss.................................................... $(3,696) $(11,631)
                                                             =======  ========
Basic and diluted net loss per share........................ $ (0.35) $  (1.18)
                                                             =======  ========
Weighted average shares of common stock outstanding used in
 computing basic and diluted net loss per share.............  10,429     9,891
                                                             =======  ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             Quarter Ended
                                                               March 31,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
Cash flows used in operating activities:
  Net loss................................................. $(3,696) $(11,631)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation.............................................     788       788
  Amortization.............................................   3,795     4,966
  Amortization of deferred financing costs.................     138       108
  Provision for doubtful accounts..........................     418       123
  Non-cash reversal of accrued restructuring charges.......    (268)      --
  Charge related to issuance of restricted stock and stock
   options.................................................      51        48
Changes in operating assets and liabilities:
  Accounts receivable......................................   2,680      (513)
  Prepaid expenses and other assets........................  (3,893)     (544)
  Accounts payable and accrued expenses....................  (2,248)   (2,436)
  Accrued interest.........................................  (1,400)    1,039
  Deferred revenue.........................................   1,391       824
  Accrued restructuring charge.............................  (4,873)      --
  Other....................................................     (47)       20
                                                            -------  --------
Net cash used in operating activities......................  (7,164)   (7,208)
                                                            -------  --------
Cash flows used in investing activities:
  Purchase of fixed assets.................................  (1,499)   (2,676)
  Payments for acquisitions................................     --    (13,701)
  Restricted cash..........................................  (1,000)      --
                                                            -------  --------
Net cash used in investing activities......................  (2,499)  (16,377)
                                                            -------  --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock, net..............     278       533
  Proceeds from issuance of convertible notes, net.........     --     77,375
  Payments of obligations under acquisition agreements.....     (96)   (2,437)
  Payments of principal on capital leases and notes
   payable.................................................    (467)     (339)
  Reimbursements for capital leases payments...............     179       --
                                                            -------  --------
Net cash provided by (used in) financing activities........    (106)   75,132
                                                            -------  --------
Net change in cash and cash equivalents for the period.....  (9,769)   51,547
Cash and cash equivalents, beginning of period.............  40,157    13,054
                                                            -------  --------
Cash and cash equivalents, end of period................... $30,388  $ 64,601
                                                            =======  ========
Summary of non-cash transactions:
  Conversion of promissory notes to shares of common stock. $   --   $  4,974
  Common stock issued for acquisitions..................... $   --   $  2,395

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EARTHWEB INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Company and Basis of Presentation

   EarthWeb Inc. ("EarthWeb" or the "Company") is a leading online provider of career development resources to Information Technology ("IT") professionals. EarthWeb serves IT professionals and the companies that depend on them with targeted services offered in recruiting and career development through dice.com, a leading online IT job board, and through MeasureUp, a leading online provider of IT certification test preparation products.

   EarthWeb supports organizations across industries by helping them hire and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

   IT job seekers look to manage their careers through us by posting their resumes on dice.com, by searching dice.com's database of permanent, contract and consulting IT job postings, and by using EarthWeb's IT career resources, including MeasureUp's IT certification test preparation products. The job postings available in dice.com's database include a wide variety of IT positions from programmers, software engineers and systems administrators to Chief Information or Technology Officers ("CIO" or "CTO") and other IT professionals.

   Through December 26, 2000, EarthWeb owned and operated an online advertising and subscription-supported content business (the "Content Business"). The Content Business of EarthWeb provided a comprehensive set of information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, EarthWeb completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to internet.com Corporation ("internet.com") and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

   EarthWeb has sustained net losses and negative cash flows from operations since its inception. EarthWeb's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financings to fund operations. Management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in EarthWeb's Annual Report on Form 10-K for the year ended December 31, 2000.

                                 EARTHWEB INC.

                                  (unaudited)

   Certain amounts from the prior year have been reclassified to conform to the current period presentation.

2. Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. EarthWeb's significant estimates include the useful lives of fixed assets and intangibles, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

3. Acquisitions

   In February 2000, EarthWeb acquired MeasureUp, Inc. ("MeasureUp"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations based on the achievement of certain financial targets during the years 2000, 2001 and 2002. The purchase price consisted of $10.0 million in cash paid at closing, and $2.7 million in cash and 150,947 shares of EarthWeb common stock paid during 2000. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of EarthWeb common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The Company has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2001 and 2002 of up to $6.3 million, payable in cash and/or common stock, at the Company's option.

   In February and March 2000, EarthWeb acquired the CCPrep and NetCerts websites, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco products. The aggregate purchase price of both acquisitions was $3.2 million, $1.9 million of which was paid in cash and $1.3 million was paid with 41,247 shares of EarthWeb common stock.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The Company currently expects to achieve the financial targets for 2001 based on the results of the first quarter of 2001 and, therefore, expects to pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million would be payable in cash and $2.0 million would be payable in cash and/or common stock, at the Company's option.

   In February 2000, EarthWeb acquired Cambridge Information Network ("CIN"), a leading website for IT executives. The consideration totaled approximately $8.0 million, $7.0 million of which was paid in cash and $1.0 million of which was paid with 39,678 shares of EarthWeb common stock. As part of the Divestiture, CIN was sold to internet.com Corporation on December 26, 2000.

   These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price of each has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, have been allocated to goodwill and other intangibles and are being amortized on a straight-line basis over a period of three to four years.

                                 EARTHWEB INC.

                                  (unaudited)

   The following unaudited pro forma summary presents consolidated results of operations for the Company for the three months ended March 31, 2000 as if the acquisitions of Measure Up, CCPrep and CIN had actually been consummated on January 1, 2000. The unaudited pro forma information does not necessarily reflect the results that would have been achieved had the acquisitions occurred on such date, nor is it necessarily indicative of the future consolidated results of the Company.

                                                           Three months ended
                                                             March 31, 2000
                                                          ---------------------
                                                          As reported Pro Forma
                                                          ----------- ---------
                                                          (in thousands, except
                                                             per share data)
      Revenues...........................................   $13,658    $13,965
      Net loss...........................................   (11,631)   (13,458)
      Basic and diluted loss per share...................     (1.18)     (1.36)
                                                            =======    =======
      Weighted average shares of common stock
       outstanding.......................................     9,891      9,922
                                                            =======    =======

   Pro forma adjustments include: (i) amortization of goodwill and other intangible assets recorded as a result of the acquisitions, and (ii) adjustment of the weighted average shares of common stock outstanding used in the calculation of loss per share to reflect shares issued in connection with the acquisitions. The results of operations for each have been included with those of EarthWeb for periods subsequent to the date of each acquisition. The weighted average shares of common stock outstanding does not include shares that were available to be issued to fulfill obligations on amounts due under acquisition agreements of approximately $9.9 million.

4. Accrued Restructuring Charges

   In December 2000, the Company recorded $8.8 million in accrued restructuring charges as a result of the Divestiture (see Note 1). The following table summarizes the activity and balances of the accrued restructuring charges from December 31, 2000 to March 31, 2001 (in thousands):

                                      December 31,                     March 31,
                                          2000                           2001
                                        Balance    Payments  Reversals  Balance
                                      ------------ --------  --------- ---------
Type of Cost
Employee separation costs............    $3,360    $(3,077)    $ --     $  283
Professional fees....................     2,400       (326)      --      2,074
Other contractual commitments and
 exit costs..........................     2,210     (1,191)     (268)      751
Lease obligations....................       823       (279)      --        544
                                         ------    -------     -----    ------
Total................................    $8,793    $(4,873)    $(268)   $3,652
                                         ======    =======     =====    ======

   Employee separation costs of $3.4 million relate to the employees of the Content Business and primarily consist of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees company wide were notified that their positions were being eliminated over the next few months but none were terminated as of December 31, 2000. Professional fees of $2.4 million relate to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million are primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions, all of which do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that have been vacated and the termination of various office equipment leases.

                                 EARTHWEB INC.

                                  (unaudited)

   During the quarter ended March 31, 2001, EarthWeb made cash payments of approximately $4.9 million against these accrued charges and, due to the settlement of some obligations at levels lower than expected, reversed accrued charges by approximately $0.3 million.

5. Commitments and Contingencies

   In March 2001, in response to EarthWeb's submission of a sublease with a third party for approximately 23,000 square feet of office rental space in New York City, EarthWeb's landlord terminated the portion of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2009 was reduced by approximately $4.9 million.

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office rental space in Urbandale, Iowa. The initial term of the lease will be for ten years with an option to renew for 10 years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company issued a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by EarthWeb on the lease payment obligations. A $1.0 million certificate of deposit securing a letter of credit is classified as restricted cash in Other assets on the balance sheet at March 31, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord.

6. Comprehensive Loss

   Comprehensive loss represents net loss plus the results of certain stockholders' (deficit) equity changes not reflected in the Statements of Operations. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
                                                               (unaudited)
      Net loss.............................................. $(3,696) $(11,631)
      Unrealized appreciation of available-for-sale
       securities...........................................      19        20
                                                             -------  --------
      Comprehensive loss.................................... $(3,677) $(11,611)
                                                             =======  ========

7. Fair Value of Financial Instruments

   The fair value of the Company's 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes") is estimated based on the market price of the Convertible Notes as of March 31, 2001. The carrying amount is $80.0 million and the fair value was approximately $29.2 million as of March 31, 2001.

8. Subsequent Events

   On April 17, 2001 EarthWeb Inc. announced that it intends to change its name to Dice Inc., subject to stockholder approval, reflecting the significance of the Company's dice.com business. As part of this process, the Company intends to change its ticker symbol under which its stock trades from "EWBX' to "DICE,' upon formal adoption of the new name.

   In May 2001, the Company's landlord for its office rental space in San Francisco, California, that was used in the Content Business, terminated the remainder of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2006 was reduced by approximately $1.8 million. In addition a related $0.5 million letter of credit will be cancelled by the Company during the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of EarthWeb should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on information available to EarthWeb as of the date thereof, and EarthWeb assumes no obligation to update any forward-looking statement or risk factors. For a discussion of risks related to our financial condition and business model, see Item 1 "Business Risk Factors" included in EarthWeb's Annual Report on Form 10-K for the year ended December 31, 2000. EarthWeb assumes no obligation to update any risk factors.

   EarthWeb Inc. ("EarthWeb" or the "Company") is a leading online provider of career development resources to Information Technology ("IT") professionals. EarthWeb serves IT professionals and the companies that depend on them with targeted services offered in recruiting and career development through dice.com, a leading online IT job board, and through MeasureUp, a leading online provider of IT certification test preparation products.

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

   Through December 26, 2000, EarthWeb owned and operated an online advertising and subscription-supported content business (the "Content Business"). The Content Business of EarthWeb provided a comprehensive set of information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, EarthWeb completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to internet.com Corporation ("internet.com") and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The Divestiture should be considered when comparing our results of operations and financial position. In addition to the Divestiture, in December 2000, the Company transferred certain assets of its educational courseware business (the "Education Business") and ceased the remaining operations of the Education Business. To enhance comparability, we have included a discussion of the results of operations of the continuing businesses and separate financial information that gives effect to these transactions as if the Divestiture and the exit from the Education Business had occurred on January 1, 2000.

Results of Operations

   Revenues. Revenues for the three months ended March 31, 2001 increased $3.4 million to $17.1 million from $13.7 million for the three months ended March 31, 2000. The increase in revenues was primarily due to an overall increase in paid listing customers, a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer, and the impact of entering into a greater number of enterprise agreements, which were launched in late 2000. As a result of the Divestiture, advertising and subscription revenues decreased by approximately $4.4 million in the three months ended March 31, 2001 versus the three months ended March 31, 2000. In addition, as a result of the exit from the Education Business, educational courseware revenues decreased by approximately $1.3 million in the three months ended March 31, 2001 versus the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000 no single customer accounted for more than 2% and 3% of revenue, respectively. Barter advertising revenues accounted for 8% of revenues for the three months ended March 31, 2000. The Company had no barter revenue for the three months ended March 31, 2001.

   Cost of Revenues. Cost of revenues for the three months ended March 31, 2001 decreased $3.0 million to $1.4 million from $4.4 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, EarthWeb's cost of revenues consists primarily of employee salaries and related expenses for customer support personnel and system support costs related to the dice.com and MeasureUp websites. For the three months ended March 31, 2000, EarthWeb's cost of revenues consisted primarily of employee salaries and related expenses, costs of materials of educational courseware, consulting fees, royalties, Internet access, hosting fees and computer systems related-expenses required to support and deliver the online services of the Content Business. The decrease in cost of revenues was primarily attributable to the Divestiture, as the Content Business accounted for $2.8 million of the Company's cost of revenues for the three months ended March 31, 2000. In addition, as a result of the exit from the Education Business, cost of revenues for educational courseware decreased by approximately $0.9 million in the three months ended March 31, 2001 versus the three months ended March 31, 2000. These reductions in costs were partially offset by an increase in the number of customer support personnel required to support the growth of the customer base of dice.com and to increases in expenses for IT certification test preparation products.

   Product Development. EarthWeb's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems-related expenses required to develop new, or enhance existing, product offerings. Product development expenses for the three months ended March 31, 2001 decreased $0.6 million to $1.4 million from $2.0 million for the three months ended March 31, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $1.5 million of the Company's product development expenses for the three months ended March 31, 2000. This reduction was partially offset by an increase of $0.7 million resulting primarily from an increase in personnel required to support the existing, and to develop the future, product offerings of dice.com and MeasureUp.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of EarthWeb's sales force and marketing personnel. Sales and marketing expenses for the three months ended March 31, 2001 decreased $0.2 million to $9.6 million from $9.8 million for the three months ended March 31, 2000. The decrease was partially attributable to the Divestiture, as the Content Business accounted for $6.1 million of the Company's sales and marketing expenses for the three months ended March 31, 2000. This reduction was partially offset by increases in sales and marketing expenses at dice.com and MeasureUp resulting from increases in advertising expenses of $3.8 million, which are mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Historically, the Company has predominately targeted its advertising programs towards job seekers. Salaries, commissions and related costs also increased by $1.7 million due to the expansion of the sales force at dice.com and MeasureUp. Barter expense was $1.1 million for the three months ended March 31, 2000. The Company had no barter expense for the three months ended March 31, 2001.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, facility costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three months ended March 31, 2001 decreased $0.2 million to $2.6 million from $2.8 million for the three months ended March 31, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $1.2 million of the Company's general and administrative expenses for the three months ended March 31, 2000. This decrease was offset by an increase of $0.4 million in the provision for uncollectible accounts primarily due to the increase in paid listing revenues and to an increase of $0.3 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com and MeasureUp.

   Restructuring and One Time Charges, net. In January 2001, the Board of Directors named Peter A. Derow, who served as a Director of EarthWeb Inc. since May 1999, as President and CEO of EarthWeb Inc., succeeding Jack D. Hidary, a Co-founder and President and CEO, who resigned these positions, effective January 26, 2001, and became Chairman of the Board of Directors. Murray Hidary, Co-founder and Executive Vice President, also resigned his position, effective January 26, 2001, but will continue to serve as a Director of the Company. In connection with these resignations, the Company recorded a charge of $1.0 million in the first quarter of 2001, which primarily consisted of salary continuation and related payments, and medical and other benefits. These charges were offset by reductions of approximately $0.7 million in the accrued restructuring charges, recorded in December 2000, which primarily resulted from the cash collections of accounts receivable in excess of, and the settlement of obligations at lower than, projected levels.

   Depreciation. Depreciation consists primarily of depreciation of property and equipment. Depreciation was $0.8 million for each of the three-month periods ended March 31, 2001 and 2000.

   Amortization. Amortization consists of amortization of intangible assets related to acquisitions. If additional consideration is recorded due to earnout targets being achieved, the additional intangible assets are amortized over the amortization period remaining for the acquisition. Amortization for the three months ended March 31, 2001 decreased $1.2 million to $3.8 million from $5.0 million for the three months ended March 31, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture. Partially offsetting the decrease were increases in amortization expense related to the dice.com and MeasureUp acquisitions. The increases are due to additional consideration earned as a result of performance targets achieved in 2000 by dice.com and MeasureUp and also due to a full quarter of amortization expense related to the MeasureUp acquisition for the three months ended March 31, 2001 versus a partial period of operations in the same period for 2000.

   Interest Expense. Interest expense consists primarily of interest on the $80.0 million face value, 7% convertible subordinated notes due January 25, 2005 that were issued in January 2000 (the "Convertible Notes"). Interest expense for the three months ended March 31, 2001 increased $0.3 million to $1.6 million from $1.3 million for the three months ended March 31, 2000. The increase is primarily attributable to a full quarter of interest expense related to the Convertible Notes in the three months ended March 31, 2001 compared to a partial period of interest expense related to the Convertible Notes for the three months ended March 31, 2000.

   Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended March 31, 2001 decreased $0.3 million to $0.6 million from $0.9 million for the three months ended March 31, 2000. The decrease is attributed to lower levels of cash and cash equivalents and marketable securities during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

   Income Taxes. No provision for federal and state income taxes has been recorded as EarthWeb has incurred net operating losses through March 31, 2001. Given EarthWeb's limited operating history, losses incurred to date and the difficulty in accurately forecasting EarthWeb's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Statement of Operations of EarthWeb for the Three Months Ended March 31, 2001 compared to the Statement of Operations of the Continuing Business for the Three Months Ended March 31, 2000

   The following unaudited statements of operations show actual results of operations of EarthWeb Inc. for the three months ended March 31, 2001 and results of operations for the continuing businesses of EarthWeb for the three months ended March 31, 2000, which is comprised of dice.com and MeasureUp and also includes allocated corporate overhead (the "Continuing Business"). The statement of operations for the three months ended March 31, 2000 presents the operating results of the Continuing Business as if the Divestiture and the exit from the

Education Business had occurred on January 1, 2000. These statements of operations exclude the restructuring and impairment charges related to the Divestiture and one-time charges.

   Allocated corporate overhead comprises certain of EarthWeb's general corporate overhead costs and primarily included those associated with the executive, legal, accounting, tax, insurance, investor and public relations, and corporate marketing areas of EarthWeb. These allocations were either based on the ratio of the costs of the Continuing Business to EarthWeb's costs or based on the ratio of the number of employees of the Continuing Business to EarthWeb's employees.

   The unaudited statement of operations for the Continuing Business for the three months ended March 31, 2000 is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the Divestiture and the exit from the Education Business occurred on January 1, 2000 nor is it necessarily indicative of future results of operations.

 Statement of Operations of EarthWeb for the Three Months Ended March 31, 2001
  and Statement of Operations of the Continuing Business for the Three Months
                             Ended March 31, 2000
                                  (unaudited)

                                                               Three months
                                                              ended March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                              (In thousands)
      Revenues............................................... $17,099  $ 7,877
      Cost of revenues.......................................   1,376      711
                                                              -------  -------
      Gross profit...........................................  15,723    7,166
                                                              -------  -------
      Operating expenses:
        Product development..................................   1,375      544
        Sales and marketing..................................   9,577    3,278
        General and administrative...........................   2,634    1,546
        Depreciation.........................................     788      154
        Amortization.........................................   3,795    2,668
                                                              -------  -------
      Total operating expenses...............................  18,169    8,190
                                                              -------  -------
      Loss from operations................................... $(2,446) $(1,024)
                                                              =======  =======

   Revenues. Revenues for the three months ended March 31, 2001 increased $9.2 million to $17.1 million from $7.9 million for the three months ended March 31, 2000. The increase in revenue primarily results from an overall increase in paid listing customers, a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer, and the impact of entering into a greater number of enterprise agreements, which were launched in late 2000.

   Cost of Revenues. Cost of revenues for the three months ended March 31, 2001 increased $0.7 million to $1.4 million from $0.7 million for the three months ended March 31, 2000. The increase is partially attributable to increases in employee-related expenses due to additional customer support personnel required to support the increase in the customer base of dice.com and to increases in the expenses for IT certification test preparation products.

   Product Development. Product development expenses for the three months ended March 31, 2001 increased $0.9 million to $1.4 million from $0.5 million for the three months ended March 31, 2000. Product development expense increased primarily as a result of an increase in personnel utilized to support the existing, and to develop the future, products offerings of dice.com and MeasureUp.

   Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2001 increased $6.3 million to $9.6 million from $3.3 million for the three months ended March 31, 2000. The increase in sales and marketing expense is partially attributable to increases in advertising expenses of $3.8 million, which are mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Historically, the Company has predominately targeted its advertising programs towards job seekers. Salaries, commissions and related costs also increased by $1.7 million due to the expansion of the sales force at dice.com and MeasureUp.

   General and Administrative. General and administrative expenses for the three months ended March 31, 2001 increased $1.1 million to $2.6 million from $1.5 million for the three months ended March 31, 2000. The increase is partially attributable to an increase of $0.4 million in the provision for uncollectible accounts due primarily to the overall increase in revenues. The increase is also attributable to an increase of $0.3 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com. The remainder of the increase is attributed to increases in rent, utilities and other facility costs due to the expansion of the operations of dice.com due to the growth in the business.

   Depreciation. Depreciation for the three months ended March 31, 2001 increased $0.6 million to $0.8 million from $0.2 million for the three months ended March 31, 2000. The increase was primarily the result of the purchase of additional property and equipment to support the growth of operations of dice.com.

   Amortization. Intangible assets, resulting from the acquisition of dice.com and MeasureUp by EarthWeb, are being amortized using the straight-line method over three to five years. If additional consideration is recorded due to earnout targets being achieved, the additional intangible assets are amortized over the amortization period remaining for the acquisition. Amortization for the three months ended March 31, 2001 increased $1.1 million to $3.8 million from $2.7 million for the three months ended March 31, 2000. The increase is due to additional consideration earned as a result of performance targets achieved in 2000 by dice.com and MeasureUp and also due to full quarter of amortization expense related to MeasureUp acquisition for the three months ended March 31, 2001 versus a partial period of operations in the same period for 2000.

Liquidity and Capital Resources

   EarthWeb historically has satisfied its cash requirements primarily through offerings of common stock, convertible notes and lease financings. Subsequent to the disposition of the Content Business, management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

   EarthWeb will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of the Company, which may require the use of cash. However, EarthWeb may sell additional equity or debt securities or obtain credit facilities to finance such transactions. The sale of additional securities could result in dilution to EarthWeb's stockholders.

   EarthWeb mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $36.7 million at March 31, 2001.

   Net cash used in operating activities was $7.2 million for the three months ended March 31, 2001. Cash used in operating activities was primarily for payments related to the accrued restructuring charge of $4.9 million, prepayments for advertising campaigns that will run in future periods of 2001 and other items totaling $3.9 million, payments of accrued liabilities totaling $2.2 million and an interest payment of $2.8 million on the Convertible Notes, partially offset by net collections of accounts receivable of $2.7 million and an increase in deferred revenue of $1.4 million.

   Net cash used in investing activities for the three months ended March 31, 2001 of $2.5 million was attributable to $1.5 million of purchases of fixed assets and $1.0 million used to purchase a certificate of deposit which was used to secure a letter of credit that was issued in connection with a lease for a new office building for dice.com.

   Net cash used in financing activities for the three months ended March 31, 2001 of $0.1 million was primarily attributable to payments of $0.5 million on notes payable and capital leases and payments of $0.1 million for obligations under acquisition agreements partially offset by $0.3 million received for issuance of EarthWeb common stock and reimbursements of $0.2 million for capital lease payments. The reimbursements for the capital lease payments were received from the buyer of the Content Business in exchange for use of certain computer equipment during the first quarter of 2001.

   Under terms of the acquisition agreement for dice.com, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in cash in April 2001. The Company currently expects to achieve the financial targets for 2001 based on results achieved in the first quarter of 2001 and, therefore, expects to pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million would be payable in cash and $2.0 million would be payable in cash and/or common stock, at the Company's option.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The Company has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2001 and 2002 of up to $6.3 million, payable in cash and/or common stock, at the Company's option.

   In March 2001, in response to EarthWeb's submission of a sublease with a third party for approximately 23,000 square feet of office rental space in New York City, EarthWeb's landlord terminated the portion of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2009 was reduced by approximately $4.9 million.

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office rental space in Urbandale, Iowa. The initial term of the lease will be for ten years with an option to renew for 10 years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company issued a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by EarthWeb on the lease payment obligations. A $1.0 million certificate of deposit securing a letter of credit is classified as restricted cash in Other assets on the balance sheet at March 31, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord.

   In May 2001, the Company's landlord for its office rental space in San Francisco, California, that was used in the Content Business, terminated the remainder of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2006 was reduced by approximately $1.8 million. In addition a related $0.5 million letter of credit will be cancelled by the Company during the second quarter of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and outstanding debt. The Company does not use derivative financial instruments in its investment portfolio. The Company mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. If market rates increase, the Company runs the risk that the related income from those holdings will be less than those that could be obtained from newer issues of similar securities. Additionally, the fair market value of these securities will decline in value.

   At March 31, 2001 the Company's outstanding debt approximated $80.6 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

 Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of March 31, 2001, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   EarthWeb is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   Not Applicable

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

  Exhibit
    No.                             Description
  -------                           -----------
 10.1      Resignation Agreement dated as of January 26, 2001 between
           Registrant and Jack D. Hidary

 10.2      Resignation Agreement dated as of January 26, 2001 between
           Registrant and Murray Hidary

 10.3      Separation Agreement dated as of January 26, 2001 between
           Registrant and Irene Math

 10.4      Separation Agreement dated as of April 12, 2001 between
           Registrant and Harold Miltsch

 10.5      Employment Agreement dated as of January 29, 2001 between
           Registrant and Peter A. Derow

 10.6      First Amendment to Employment Agreement dated as of March 1,
           2001 between Registrant and Norman Lorentz

 10.7      First Amendment to Employment Agreement dated as of March 1,
           2001 between Registrant and Michael P. Durney

 10.8      First Amendment to Employment Agreement dated as of March 1,
           2001 between Registrant and Brian P. Campbell

   (b) Reports on Form 8-K.

   A report on Form 8-K filed on January 10, 2001, disclosing the sale of certain assets by EarthWeb Inc. to internet.com Corporation

   A report on Form 8-K filed on January 31, 2001, disclosing changes to the management team of EarthWeb Inc.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 15, 2001.

                                          Earthweb Inc.

                                          By: /s/ Michael P. Durney
                                            Michael P. Durney
                                            Senior Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                          By: /s/ David L.
                                          Jonassen
                                            David L. Jonassen
                                            Controller and Chief Accounting
                                            Officer
                                            (Principal Accounting Officer)