Form 10-Q
period 2001-06-30
DICE INC
filed 2001-08-10
CIK 1067056

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 0-25107

                                   Dice Inc.
                       (Formerly known as EarthWeb Inc.)
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

   As of August 6, 2001, the registrant had outstanding 10,725,987 shares of common stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   DICE INC.

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheets as of June 30, 2001 and
  December 31, 2000...................................................     3
  Condensed Consolidated Statements of Operations for the three and
  six month periods ended June 30, 2001 and 2000......................     4
  Condensed Consolidated Statements of Cash Flows for the six month
  periods ended June 30, 2001 and 2000................................     5
  Notes to Condensed Consolidated Financial Statements................     6
Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................    10
Item 3. Quantitative and Qualitative Disclosures About Market Risk....    18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings ............................................    19
Item 2. Changes in Securities and Use of Proceeds.....................    19
Item 3. Defaults Upon Senior Securities...............................    19
Item 4. Submission of Matters to a Vote of Security Holders...........    19
Item 5. Other Information.............................................    19
Item 6. Exhibits and Reports on Form 8-K..............................    19
       Signatures.....................................................    20

                         PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                   DICE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents...........................  $  25,433   $  40,157
  Marketable securities...............................      6,323       6,322
  Accounts receivable, net of allowances of $2,075 and
   $2,352, respectively...............................      3,956       8,293
  Prepaid expenses and other current assets...........      4,299       2,618
                                                        ---------   ---------
    Total current assets..............................     40,011      57,390
Fixed assets, net.....................................      8,058       6,842
Intangible assets, net................................     37,567      40,370
Other assets..........................................      5,177       5,002
                                                        ---------   ---------
    Total assets......................................  $  90,813   $ 109,604
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable and accrued expenses...............  $   7,493   $  11,423
  Accrued interest....................................      2,434       2,434
  Accrued restructuring charge........................      1,818       8,793
  Deferred revenue....................................      6,358       5,963
  Leases payable--current portion.....................        814       1,259
  Amounts due under acquisition agreements............      4,000       4,096
  Notes payable--current portion......................        418         524
                                                        ---------   ---------
    Total current liabilities.........................     23,335      34,492
Long term debt........................................     80,000      80,156
Leases payable........................................        273         688
Other liabilities.....................................      1,699       1,183
Commitments and contingencies (Note 5)
Stockholders' deficit:
  Common stock, par value $.01; 75,000 authorized;
   10,488 and 10,402 issued, respectively.............        105         104
  Additional paid in capital..........................    126,043     125,558
  Accumulated comprehensive other income..............         56          55
  Treasury stock at cost, 8 and 5 shares,
   respectively.......................................       (213)       (200)
  Accumulated deficit.................................   (140,485)   (132,432)
                                                        ---------   ---------
    Total stockholders' deficit.......................    (14,494)     (6,915)
                                                        ---------   ---------
    Total liabilities and stockholders' deficit.......  $  90,813   $ 109,604
                                                        =========   =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                           Three months
                                              ended         Six months ended
                                             June 30,           June 30,
                                         -----------------  -----------------
                                          2001      2000     2001      2000
                                         -------  --------  -------  --------
Revenues................................ $15,522  $ 16,502  $32,622  $ 30,160
Cost of revenues........................   1,321     4,582    2,698     9,026
                                         -------  --------  -------  --------
Gross profit............................  14,201    11,920   29,924    21,134
                                         -------  --------  -------  --------
Operating expenses:
  Product development...................   1,294     2,914    2,668     4,916
  Sales and marketing...................   8,141    10,207   17,718    20,037
  General and administrative............   2,742     3,283    5,376     6,145
  Depreciation..........................     948     1,057    1,736     1,845
  Amortization..........................   4,223     6,184    8,018    11,150
  Restructuring and one-time charges,
   net..................................     --        --       270       --
                                         -------  --------  -------  --------
    Total operating expenses............  17,348    23,645   35,786    44,093
                                         -------  --------  -------  --------
Loss from operations....................  (3,147)  (11,725)  (5,862)  (22,959)
Interest expense........................  (1,598)   (1,614)  (3,164)   (2,878)
Interest and other income...............     388       984      973     1,851
                                         -------  --------  -------  --------
Net loss................................ $(4,357) $(12,355) $(8,053) $(23,986)
                                         =======  ========  =======  ========
Basic and diluted net loss per share.... $ (0.42) $  (1.20) $ (0.77) $  (2.38)
                                         =======  ========  =======  ========
Weighted average shares of common stock
 outstanding............................  10,467    10,255   10,448    10,072
                                         =======  ========  =======  ========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash flows used in operating activities:
  Net loss................................................ $ (8,053) $(23,986)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation............................................    1,736     1,845
  Amortization............................................    8,018    11,150
  Amortization of deferred financing costs................      277       273
  Provision for doubtful accounts.........................    1,065       355
  Non-cash reversal of accrued restructuring charges......     (268)      --
  Charge related to issuance of restricted stock and stock
   options................................................       82       111
Changes in operating assets and liabilities:
  Accounts receivable.....................................    3,271    (2,591)
  Prepaid expenses and other assets.......................   (1,341)   (1,007)
  Accounts payable and accrued expenses...................   (3,416)   (1,844)
  Accrued interest........................................      --      2,540
  Deferred revenue........................................      395     2,084
  Accrued restructuring charge............................   (6,707)      --
  Other...................................................     (144)      117
                                                           --------  --------
Net cash used in operating activities.....................   (5,085)  (10,953)
                                                           --------  --------
Cash flows used in investing activities:
  Purchase of fixed assets................................   (3,290)   (7,851)
  Payments for acquisitions...............................      --    (13,701)
  Restricted cash.........................................     (500)      --
                                                           --------  --------
Net cash used in investing activities.....................   (3,790)  (21,552)
                                                           --------  --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock, net.............      364       640
  Proceeds from issuance of convertible notes, net........      --     77,375
  Payments of obligations under acquisition agreements....   (5,310)   (5,885)
  Payments of principal on capital leases and notes
   payable................................................   (1,082)     (625)
  Reimbursements for capital leases payments..............      179       --
                                                           --------  --------
Net cash provided by (used in) financing activities.......   (5,849)   71,505
                                                           --------  --------
Net change in cash and cash equivalents for the period....  (14,724)   39,000
Cash and cash equivalents, beginning of period............   40,157    13,054
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 25,433  $ 52,054
                                                           ========  ========
Summary of non-cash transactions:
  Conversion of promissory notes to shares of common
   stock.................................................. $    --   $  4,974
  Common stock issued for acquisitions.................... $    --   $  6,705

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Company and Basis of Presentation

   Dice Inc. (formerly known as EarthWeb Inc.) ("Dice" or the "Company") is a leading provider of online recruiting services to Information Technology (IT) professionals. Dice Inc. provides services to hire, train and retain IT professionals through dice.com, a leading online IT job board, and through MeasureUp, a leading provider of preparation products for IT professional certifications.

   On June 13, 2001 at the Company's Annual Meeting, stockholders approved the change of the Company's name from EarthWeb Inc. to Dice Inc. As part of this process, the Company changed the ticker symbol under which its stock trades on the Nasdaq National Market from 'EWBX' to 'DICE'.

   Dice supports organizations across industries by helping them hire and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

   IT job seekers look to manage their careers through us by posting their resumes on dice.com, by searching dice.com's database of permanent, contract and consulting IT job postings, and by using Dice's IT career resources, including MeasureUp's IT certification test preparation products. The job postings available in dice.com's database include a wide variety of IT positions from programmers, software engineers and systems administrators to Chief Information or Technology Officers ("CIO" or "CTO") and other IT professionals.

   Through December 26, 2000, the Company owned and operated an online advertising and subscription-supported content business (the "Content Business"). The Content Business provided a comprehensive set of information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, the Company completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to internet.com Corporation ("internet.com") and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

   The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financings to fund operations. Management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management believes that it has some ability to delay or reduce certain of its expenditures so as to help minimize the need for additional financing if such financing is not available on terms acceptable to the Company.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The results for the interim periods

                                   DICE INC.

                                  (unaudited)

presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in Dice's Annual Report on Form 10-K for the year ended December 31, 2000.

   Certain amounts from the prior year have been reclassified to conform to the current period presentation.

2. Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice's significant estimates include the useful lives of fixed assets and intangibles, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

3. Acquisitions

   In February 2000, the Company acquired MeasureUp, Inc. ("MeasureUp"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations based on the achievement of certain financial targets during the years 2000, 2001 and 2002. The purchase price consisted of $10.0 million in cash paid at closing, and $2.7 million in cash and 150,947 shares of the Company's common stock paid during 2000. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of the Company's common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The Company has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2001 and 2002 of up to an aggregate of $6.3 million, payable in cash and/or common stock, at the Company's option.

   In February and March 2000, the Company acquired the CCPrep and NetCerts websites, respectively, both of which offer online certification preparation products and services designed for IT professionals seeking certification for Cisco products. The aggregate purchase price of both acquisitions was $3.2 million, $1.9 million of which was paid in cash and $1.3 million was paid with 41,247 shares of the Company's common stock.

   In February 2000, the Company acquired Cambridge Information Network ("CIN"), a leading website for IT executives. The consideration totaled approximately $8.0 million, $7.0 million of which was paid in cash and $1.0 million of which was paid with 39,678 shares of the Company's common stock. As part of the Divestiture, CIN was sold to internet.com Corporation on December 26, 2000.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 have been achieved during the first six months of 2001 and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   These acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price of each has been allocated to assets acquired and liabilities assumed based on their respective fair

                                   DICE INC.

                                  (unaudited)

values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, have been allocated to goodwill and other intangibles and are being amortized on a straight-line basis over a period of three to four years.

4. Accrued Restructuring Charges

   In December 2000, the Company recorded $8.8 million in accrued restructuring charges as a result of the Divestiture (see Note 1). The following table summarizes the activity and balances of the accrued restructuring charges from December 31, 2000 to June 30, 2001 (in thousands):

                                      December 31,                     June 30,
                                          2000                           2001
                                        Balance    Payments  Reversals Balance
                                      ------------ --------  --------- --------
   Type of Cost
   Employee separation costs........     $3,360    $(3,360)    $ --     $  --
   Professional fees................      2,400     (1,400)      --      1,000
   Other contractual commitments and
    exit costs......................      2,210     (1,431)     (268)      511
   Lease obligations................        823       (516)      --        307
                                         ------    -------     -----    ------
     Total..........................     $8,793    $(6,707)    $(268)   $1,818
                                         ======    =======     =====    ======

   Employee separation costs of $3.4 million relate to the employees of the Content Business and primarily consist of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees company wide were notified that their positions were being eliminated over the next few months but none were terminated as of December 31, 2000; all of these employees were terminated during 2001. Professional fees of $2.4 million relate to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million are primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions, all of which do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that have been vacated and the termination of various office equipment leases.

   During the six months ended June 30, 2001, Dice made cash payments of approximately $6.7 million against these accrued charges and, due to the settlement of some obligations at levels lower than expected, reversed accrued charges by approximately $0.3 million.

5. Commitments and Contingencies

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office space in Urbandale, Iowa. The initial term of the lease, which is expected to commence in late 2001, will be for ten years with an option to renew for an additional ten years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company issued a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by Dice on the lease payment obligations. A $1.0 million certificate of deposit securing a letter of credit is classified as restricted cash in Other Assets on the balance sheet at June 30, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord. The existing leases for office space in Iowa will expire in late 2001.

                                   DICE INC.

                                  (unaudited)


   In March 2001, in response to the Company's submission of a sublease with a third party for approximately 23,000 square feet of office rental space in New York City, the Company's landlord terminated the portion of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2009 was reduced by approximately $4.9 million.

   In May 2001, the Company's landlord for its office rental space in San Francisco, California, that was used in the Content Business, terminated the remainder of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2006 was reduced by approximately $1.8 million. In addition, a related $0.5 million letter of credit was cancelled by the Company during the second quarter of 2001.

6. Comprehensive Loss

   Comprehensive loss represents net loss plus the results of certain stockholders' deficit changes not reflected in the Statements of Operations. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                             Three Months
                                                Ended         Six Months Ended
                                               June 30,           June 30,
                                           -----------------  -----------------
                                            2001      2000     2001      2000
                                           -------  --------  -------  --------
                                             (unaudited)         (unaudited)
   Net loss..............................  $(4,357) $(12,355) $(8,053) $(23,986)
   Unrealized (depreciation) appreciation
    of
    available-for-sale securities........      (18)     (105)       1       (85)
                                           -------  --------  -------  --------
   Comprehensive loss....................  $(4,375) $(12,460) $(8,052) $(24,071)
                                           =======  ========  =======  ========

7. Fair Value of Financial Instruments

   The fair value of the Company's 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes") is estimated based on a quoted market price of the Convertible Notes as of June 30, 2001. The carrying amount is $80.0 million and the fair value was approximately $29.7 million as of June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On June 13, 2001 at the Company's Annual Meeting, stockholders approved the change of the Company's name from EarthWeb Inc. to Dice Inc. As part of this process the Company changed the ticker symbol under which its stock trades on the Nasdaq National Market from 'EWBX' to 'DICE'.

   The following discussion of the financial condition and results of operations of Dice should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on information available to Dice as of the date thereof, and Dice assumes no obligation to update any forward-looking statement or risk factors. For a discussion of risks related to our financial condition and business model, see Item 1 "Business Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Dice Inc. ("Dice" or the "Company") is a leading provider of online recruiting services to Information technology (IT) professionals. Dice Inc. provides services to hire, train and retain IT professionals through dice.com, a leading online IT job board, and through MeasureUp, a leading provider of preparation products for IT professional certifications.

   Dice supports organizations across industries by helping them hire and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

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

   Through December 26, 2000, the Company owned and operated an online advertising and subscription-supported content business (the "Content Business"). The Content Business provided a comprehensive set of information to IT professionals serving each of the major vertical markets in the IT industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, the Company completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to internet.com Corporation ("internet.com") and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

     TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

   The Divestiture should be considered when comparing our results of operations and financial position. In addition to the Divestiture, in December 2000, the Company transferred certain assets of its educational courseware business (the "Education Business") to a third party and ceased the remaining operations of the Education Business. To enhance comparability, we have included, after the disclosure of our actual results, a discussion of the results of operations of the continuing businesses and separate financial information that gives effect to these transactions as if the Divestiture and the exit from the Education Business had occurred on January 1, 2000.

Results of Operations

   Revenues. Our paid listing revenue is generated through transactions with three groups of customers: members, enterprise customers, and non-members. Dice.com has direct relationships with member customers, trains them on the use of the site, and provides ongoing support to help them maximize their use via a telesales force and customer service team. The price for this service is based on the number of jobs a customer posts, the number of locations to which dice.com provides access, and the number of users at each location.

   The enterprise agreement program, launched in 2000, is an offering targeted to large customers interested in significant enterprise-wide contracts which cover multiple customer offices. The pricing is structured for enterprise needs over a longer time period than traditional "member" relationships

   Non-member customers are smaller, infrequent users of dice.com's job posting services. The service is paid by credit card, and is provided as a self-service product to reach these customers on a cost-effective basis.

   We also generate revenue through MeasureUP which provides online IT certification test preparation and related products and also offers instructor led training classes. IT professionals preparing for certification exams use these products at training centers or individually online and attend our training classes. MeasureUp provides online practice exams to help prepare IT professionals for the actual certification exams.

   Revenues for the three months ended June 30, 2001 decreased $1.0 million to $15.5 million from $16.5 million for the three months ended June 30, 2000. Paid listing revenues increased by $4.3 million to $13.9 million from $9.6 million due to a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer and to the impact of entering into a greater number of enterprise agreements, which were launched in late 2000. Due to the growth in the number of customers and student attendance at training classes, certification preparation and training class revenue increased by $0.8 million to $1.5 million from $0.7 million. As a result of the Divestiture, advertising and subscription revenues decreased by approximately $5.3 million in the three months ended June 30, 2001 versus the three months ended June 30, 2000. In addition, as a result of the exit from the Education Business, educational courseware revenues decreased by approximately $0.9 million in the three months ended June 30, 2001 versus the three months ended June 30, 2000. For the three months ended June 30, 2001 and 2000 no single customer accounted for more than 2% and 3% of revenue, respectively. Barter advertising revenue was $1.2 million of total revenues for the three months ended June 30, 2000. The Company had no barter revenue for the three months ended June 30, 2001.

   Revenues for the six months ended June 30, 2001 increased $2.4 million to $32.6 million from $30.2 million for the six months ended June 30, 2000. Paid listing revenues increased by $12.2 million to $29.4 million from $17.2 million due to a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer, and the impact of entering into a greater number of enterprise agreements, which were launched in late 2000. Due to the growth in the number of customers and student attendance at training classes, certification preparation and training class revenue increased by $2.1 million to $3.1 million from $1.0 million. As a result of the Divestiture, advertising and subscription revenues decreased by approximately $9.7 million in the six months ended June 30, 2001 versus the six months ended June 30, 2000. In addition, as a result of the exit from the Education Business, educational courseware revenues decreased by approximately $2.3 million in the six months ended June 30, 2001 versus the six months ended June 30, 2000. For the six months ended June 30, 2001 and 2000 no single customer accounted for more than 2% and 3% of revenue, respectively. Barter advertising revenue was $2.4 million of total revenues for the six months ended June 30, 2000. The Company had no barter revenue for the six months ended June 30, 2001.

   Cost of Revenues. Cost of revenues for the three months ended June 30, 2001 decreased $3.3 million to $1.3 million from $4.6 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, Dice's cost of revenues consists primarily of employee salaries and related expenses for customer support personnel and system support costs related to the dice.com and MeasureUp websites. For the three months ended

June 30, 2000, the Company's cost of revenues consisted primarily of employee salaries and related expenses, costs of materials of educational courseware, consulting fees, royalties, Internet access, hosting fees and computer systems related-expenses required to support and deliver the online services of the Content Business. The decrease in cost of revenues was primarily attributable to the Divestiture, as the Content Business accounted for $3.1 million of the Company's cost of revenues for the three months ended June 30, 2000. In addition, as a result of the exit from the Education Business, cost of revenues for educational courseware decreased by approximately $0.6 million in the three months ended June 30, 2001 versus the three months ended June 30, 2000. These reductions in costs were partially offset by a $0.5 million increase in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com website and to an overall increase in the costs associated with the IT certification test preparation products and the certification training classes.

   Cost of revenues for the six months ended June 30, 2001 decreased $6.3 million to $2.7 million from $9.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, Dice's cost of revenues consists primarily of employee salaries and related expenses for customer support personnel and system support costs related to the dice.com and MeasureUp websites. For the six months ended June 30, 2000, the Company's cost of revenues consisted primarily of employee salaries and related expenses, costs of materials of educational courseware, consulting fees, royalties, Internet access, hosting fees and computer systems related-expenses required to support and deliver the online services of the Content Business. The decrease in cost of revenues was primarily attributable to the Divestiture, as the Content Business accounted for $6.0 million of the Company's cost of revenues for the six months ended June 30, 2000. In addition, as a result of the exit from the Education Business, cost of revenues for educational courseware decreased by approximately $1.6 million in the six months ended June 30, 2001 versus the six months ended June 30, 2000. These reductions in costs were partially offset by a $1.2 million increase in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com web site and to an overall increase in the costs associated with the IT certification test preparation products and the certification training classes.

   Product Development. Dice's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems-related expenses required to develop new, or enhance existing, product offerings. Product development expenses for the three months ended June 30, 2001 decreased $1.6 million to $1.3 million from $2.9 million for the three months ended June 30, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $2.1 million of the Company's product development expenses for the three months ended June 30, 2000. This reduction was partially offset by an increase of $0.4 million resulting primarily from an increase in personnel required to support the existing, and to develop the future, product offerings of dice.com and MeasureUp.

   Product development expenses for the six months ended June 30, 2001 decreased $2.2 million to $2.7 million from $4.9 million for the six months ended June 30, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $3.5 million of the Company's product development expenses for the six months ended June 30, 2000. This reduction was partially offset by an increase of $1.0 million resulting primarily from an increase in personnel required to support the existing, and to develop the future, product offerings of dice.com and MeasureUp.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of Dice's sales force and marketing personnel. Sales and marketing expenses for the three months ended June 30, 2001 decreased $2.1 million to $8.1 million from $10.2 million for the three months ended June 30, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $5.9 million of the Company's sales and marketing expenses for the three months ended June 30, 2000. This reduction was offset by increases in sales and marketing expenses at dice.com and MeasureUp which resulted from an increase in advertising expenses of $3.2 million, which was mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Historically, dice.com has predominantly targeted its advertising programs towards job seekers. Salaries, commissions and related costs also increased by $1.0 million due to the expansion of the sales force at dice.com and MeasureUp. Barter expense was $1.2 million for the three months ended June 30, 2000. The Company had no barter expense for the three months ended June 30, 2001.

   Sales and marketing expenses for the six months ended June 30, 2001 decreased $2.3 million to $17.7 million from $20.0 million for the six months ended June 30, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $12.0 million of the Company's sales and marketing expenses for the six months ended June 30, 2000. This reduction was offset by increases in sales and marketing expenses at dice.com and MeasureUp which resulted from an increase in advertising expenses of $7.2 million, which was mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Salaries, commissions and related costs also increased by $2.9 million due to the expansion of the sales force at dice.com and MeasureUp. Barter expense was $2.4 million for the six months ended June 30, 2000. The Company had no barter expense for the six months ended June 30, 2001.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, provision for uncollectible accounts, facility costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three months ended June 30, 2001 decreased $0.6 million to $2.7 million from $3.3 million for the three months ended June 30, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $1.4 million of the Company's general and administrative expenses for the three months ended June 30, 2000. This decrease was offset by an increase of $0.6 million in the provision for uncollectible accounts.

   General and administrative expenses for the six months ended June 30, 2001 decreased $0.7 million to $5.4 million from $6.1 million for the six months ended June 30, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $2.6 million of the Company's general and administrative expenses for the three months ended June 30, 2000. This decrease was offset by an increase of $1.0 million in the provision for uncollectible accounts and to an increase of $1.0 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com and MeasureUp.

   Depreciation. Depreciation consists primarily of depreciation of property and equipment. The expenses were $0.9 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively and were $1.7 million and $1.8 million for the six months ended June 30, 2001 and 2000, respectively.

   Amortization. Amortization consists of amortization of intangible assets related to acquisitions. When additional consideration is recorded due to earnout targets being achieved, the additional intangible assets are amortized over the amortization period remaining for the acquisition. Amortization for the three months ended June 30, 2001 decreased $2.0 million to $4.2 million from $6.2 million for the three months ended June 30, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture, as the amortization on these assets accounted for $2.7 million of amortization expense for the three months ended June 30, 2000. Offsetting this decrease were increases in amortization expense of $0.8 million related to the dice.com and MeasureUp acquisitions because of the additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp.

   Amortization for the six months ended June 30, 2001 decreased $3.2 million to $8.0 million from $11.2 million for the six months ended June 30, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture, as the amortization on these assets accounted for $5.1 million of amortization expense for the six months ended June 30, 2000. Offsetting the decrease were increases in amortization expense of $1.9 million related to the dice.com and MeasureUp acquisitions because of the additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to MeasureUp acquisition for the six months ended June 30, 2001 versus a partial period of operations in the same period for 2000.

   Restructuring and One Time Charges, net. In January 2001, Jack D. Hidary, a Co-founder and President and CEO, resigned these positions, effective January 26, 2001, and became Chairman of the Board of Directors. Murray Hidary, Co-founder and Executive Vice President, also resigned his position, effective January 26, 2001, but will continue to serve as a Director of the Company. In connection with these resignations, the Company recorded a charge of $1.0 million in the first quarter of 2001, which primarily consisted of salary continuation and related payments, and medical and other benefits. These charges were offset by reductions of approximately $0.7 million in the accrued restructuring charges, recorded in December 2000, which primarily resulted from the cash collections of accounts receivable in excess of, and the settlement of obligations at lower than, projected levels.

   Interest Expense. Interest expense consists primarily of interest on the $80.0 million principal amount, 7% convertible subordinated notes due January 25, 2005 that were issued in January 2000 (the "Convertible Notes"). Interest expense for each of the three months ended June 30, 2001 and June 30, 2000 was $1.6 million.

   Interest expense for the six months ended June 30, 2001 increased $0.3 million to $3.2 million from $2.9 million. The increase is primarily attributable to a full period of interest expense related to the Convertible Notes in the period ended June 30, 2001 compared to a partial period of interest expense related to the Convertible Notes for the period ended June 30, 2000.

   Interest and Other Income. Interest and other income consist primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended June 30, 2001 decreased $0.6 million to $0.4 million from $1.0 million for the three months ended June 30, 2000. Interest and other income for the six months ended June 30, 2001 decreased $0.9 million to $1.0 million from $1.9 million for the six months ended June 30, 2000. The decreases are primarily attributable to lower levels of cash and cash equivalents and marketable securities during the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.

   Income Taxes. No provision for federal and state income taxes has been recorded as Dice has incurred net operating losses through June 30, 2001. Given Dice's limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Statement of Operations of Dice for the Three and Six Months Ended June 30, 2001 compared to the Statement of Operations of the Continuing Business for the Three and Six Months Ended June 30, 2000

   The following unaudited statements of operations show actual results of operations of Dice Inc. for the three and six months ended June 30, 2001 and results of operations for the continuing businesses of Dice for the three and six months ended June 30, 2000, which is comprised of dice.com and MeasureUp and also includes allocated corporate overhead (the "Continuing Business"). The statement of operations for the three and six months ended June 30, 2000 presents the operating results of the Continuing Business as if the Divestiture and the exit from the Education Business had occurred on January 1, 2000. The statements of operations for the Continuing Business exclude the restructuring and impairment charges related to the Divestiture and one-time charges.

   Allocated corporate overhead, included in the results of operations for the Continuing Business, comprises certain of the Company's general corporate overhead costs and primarily included those associated with the executive, legal, accounting, tax, insurance, investor and public relations, and corporate marketing areas of the Company. These allocations were either based on the ratio of the costs of the Continuing Business to the Company's costs or based on the ratio of the number of employees of the Continuing Business to the Company's employees.

   The unaudited statement of operations for the Continuing Business for the three and six months ended June 30, 2000 is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the Divestiture and the exit from the Education Business occurred on January 1, 2000, nor is it necessarily indicative of future results of operations.

  Statement of Operations of Dice for the Three and Six Months Ended June 30, 2001 and Statement of Operations of the Continuing Business for the Three and
                        Six Months Ended June 30, 2000
                                  (unaudited)

                                             Three months       Six months
                                                 ended             ended
                                               June 30,          June 30,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            -------  -------  -------  -------
                                            (In thousands)     (In thousands)
     Revenues.............................  $15,522  $10,286  $32,622  $18,163
     Cost of revenues.....................    1,321      797    2,698    1,508
                                            -------  -------  -------  -------
     Gross profit.........................   14,201    9,489   29,924   16,655
                                            -------  -------  -------  -------
     Operating expenses:
       Product development................    1,294      828    2,668    1,372
       Sales and marketing................    8,141    3,920   17,718    7,198
       General and administrative.........    2,742    1,763    5,376    3,309
       Depreciation.......................      948      187    1,736      341
       Amortization.......................    4,223    3,420    8,018    6,088
       Restructuring and one-time charges,
        net...............................      --       --       270      --
                                            -------  -------  -------  -------
     Total operating expenses.............   17,348   10,118   35,786   18,308
                                            -------  -------  -------  -------
     Loss from operations.................  $(3,147) $  (629) $(5,862) $(1,653)
                                            =======  =======  =======  =======

   Revenues. Revenues for the three months ended June 30, 2001 increased $5.2 million to $15.5 million from $10.3 million for the three months ended June 30, 2000. Paid listing revenues increased by $4.3 million to $13.9 million from $9.6 million due to a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer and the impact of entering into a greater number of enterprise agreements, which were launched in late 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $0.8 million to $1.5 million from $0.7 million. For the three months ended June 30, 2001 and 2000 no single customer accounted for more than 2% of total revenue.

   Revenues for the six months ended June 30, 2001 increased $14.4 million to $32.6 million from $18.2 million for the six months ended June 30, 2000. Paid listing revenues increased by $12.2 million to $29.4 million from $17.2 million due to a change in the pricing structure implemented by dice.com during the third quarter of fiscal 2000 which resulted in an increase in the revenue generated per customer and the impact of entering into a greater number of enterprise agreements, which were launched in late 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $2.1 million to $3.1 million from $1.0 million. For the six months ended June 30, 2001 and 2000 no single customer accounted for more than 2% of total revenue.

   Cost of Revenues. Cost of revenues for the three months ended June 30, 2001 increased $0.5 million to $1.3 million from $0.8 million for the three months ended June 30, 2000. Cost of revenues for the six months ended June 30, 2001 increased $1.2 million to $2.7 million from $1.5 million for the six months ended June 30, 2000. The increase is primarily attributable to increases in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com website and to an overall increase in the costs associated with the IT certification test preparation products and the certification training classes.

   Product Development. Product development expenses for the three months ended June 30, 2001 increased $0.5 million to $1.3 million from $0.8 million for the three months ended June 30, 2000 and for the six months ended June 30, 2001 increased $1.3 million to $2.7 million from $1.4 million for the six months ended June 30, 2000. Product development expense increased primarily as a result of an increase in personnel utilized to support the existing, and to develop the future, products offerings of dice.com and MeasureUp.

   Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2001 increased $4.2 million to $8.1 million from $3.9 million for the three months ended June 30, 2000. The increase in sales and marketing expense is partially attributable to increases in advertising expenses of $3.2 million, which is mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards direct employers and job seekers. Historically, the Company has predominantly targeted its advertising programs towards job seekers. Salaries, commissions and related costs also increased by $1.0 million due to the expansion of the sales force at dice.com and MeasureUp.

   Sales and marketing expenses for the six months ended June 30, 2001 increased $10.5 million to $17.7 million from $7.2 million for the six months ended June 30, 2000. The increase in sales and marketing expense is partially attributable to increases in advertising expenses of $7.2 million, which are mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Salaries, commissions and related costs also increased by $2.9 million due to the expansion of the sales force at dice.com and MeasureUp.

   General and Administrative. General and administrative expenses for the three months ended June 30, 2001 increased $0.9 million to $2.7 million from $1.8 million for the three months ended June 30, 2000. The increase is attributable to an increase of $0.6 million in the provision for uncollectible accounts and to increases in utilities and other facility costs due to the expansion of the operations of dice.com due to the growth in the business.

   General and administrative expenses for the six months ended June 30, 2001 increased $2.1 million to $5.4 million from $3.3 million for the six months ended June 30, 2000. The increase is primarily attributable to an increase of $1.0 million in the provision for uncollectible accounts and to an increase of $1.0 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com.

   Depreciation. Depreciation for the three months ended June 30, 2001 increased $0.7 million to $0.9 million from $0.2 million for the three months ended June 30, 2000. Depreciation for the six months ended June 30, 2001 increased $1.4 million to $1.7 million from $0.3 million for the six months ended June 30, 2000. The increase was primarily the result of the purchase of additional property and equipment to support the growth of operations of dice.com.

   Amortization. Amortization for the three months ended June 30, 2001 increased $0.8 million to $4.2 million from $3.4 million for the three months ended June 30, 2000. The increase is due to additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp.

   Amortization for the six months ended June 30, 2001 increased $1.9 million to $8.0 million from $6.1 million for the six months ended June 30, 2000. The increase is due to additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to MeasureUp acquisition for the period ended June 30, 2001 versus a partial period of operations in the same period for 2000.

Liquidity and Capital Resources

   The Company historically has satisfied its cash requirements primarily through offerings of common stock, convertible notes and lease financings. Subsequent to the disposition of the Content Business, management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management believes that it has some ability to delay or reduce certain of its expenditures so as to help minimize the need for additional financing if such financing is not available on terms acceptable to the Company.

   Dice will continue to evaluate possible acquisitions or dispositions of business products, technologies, other assets or securities. To finance any such acquisition transactions, Dice may use its cash balances or may issue additional equity or debt securities or obtain credit facilities. The sale of additional equity securities could result in dilution to Dice's stockholders.

   Dice mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $31.8 million at June 30, 2001.

   Net cash used in operating activities was $5.1 million for the six months ended June 30, 2001. Cash used in operating activities was primarily for payments related to the accrued restructuring charge of $6.7 million, prepayments for advertising campaigns that will run in future periods of 2001 and other items totaling $1.3 million, payments of accrued liabilities totaling $3.4 million and an interest payment of $2.8 million on the Convertible Notes, partially offset by net collections of accounts receivable of $3.3 million and an increase in deferred revenue of $0.4 million.

   Net cash used in investing activities for the six months ended June 30, 2001 of $3.8 million was attributable to $3.3 million of purchases of fixed assets, $1.0 million used to purchase a certificate of deposit that was used to secure a letter of credit that was issued in connection with a lease for a new office building for dice.com and offset by the cancellation of a $0.5 million letter of credit related to a lease for office space that was terminated.

   Net cash used in financing activities for the six months ended June 30, 2001 of $5.8 million was primarily attributable to payments of $5.3 million for obligations under acquisition agreements and payments of $1.1 million on notes payable and capital leases and partially offset by $0.4 million received for issuance of Dice common stock and reimbursements of $0.2 million for capital lease payments. The reimbursements for the capital lease payments were received from the buyer of the Content Business in exchange for use of certain computer equipment during the first quarter of 2001.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 have been achieved during the first six months of 2001 and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. Dice has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2001 and 2002 of up to an aggregate of $6.3 million, payable in cash and/or common stock, at the Company's option.

   In March 2001, in response to the Company's submission of a sublease with a third party for approximately 23,000 square feet of office rental space in New York City, the Company's landlord terminated the portion of the lease related to that space, with the effect that the Company's remaining operating lease commitment through 2009 was reduced by approximately $4.9 million.

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office space in Urbandale, Iowa. The initial term of the lease, which is expected to commence in late 2001, will be for ten years with an option to renew for 10 years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company issued a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by Dice on the lease payment obligations. A $1.0 million certificate of deposit securing a letter of credit is classified as restricted cash in Other Assets on the balance sheet at June 30, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord. The existing leases for office space in Iowa will expire in late 2001.

   In May 2001, the Company's landlord for its office rental space in San Francisco, California, that was used in the Content Business, terminated the remainder of the lease related to that space, with the effect that the

Company's remaining operating lease commitment through 2006 was reduced by approximately $1.8 million. In addition a related $0.5 million letter of credit was cancelled by the Company during the second quarter of 2001.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the FAS 142 rules beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings or financial position of the company. However, under the provisions of FAS 142, management estimates that goodwill amortization expense for the six month period ended June 30, 2001 would have decreased by $6.2 million to $1.8 million from $8.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and outstanding debt. The Company does not use derivative financial instruments in its investment portfolio. The Company mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. If market rates increase, the Company runs the risk that the related income from those holdings will be less than those that could be obtained from newer issues of similar securities, and that the fair market value of these securities could decline in value.

   At June 30, 2001 the Company's outstanding debt approximated $80.4 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

 Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of June 30, 2001, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association, asserting various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain web sites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that the Company has breached other obligations to him. In his Demand for Arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. The Company believes that it has meritorious defenses to Mr. Wainner's claims, and it intends to vigorously contest this proceeding.

   Dice is not a party to any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   Not Applicable

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   On June 13, 2001, at the annual meeting of stockholders for Dice, the following proposals were approved by the stockholders (with the results of the respective votes indicated in parentheses): (i) five directors, Jack Hidary, Henry Kressel, James Citrin, Jeremy Davis and Scot W. Melland were elected (Jack Hidary For--8,270,225, Against--29,063; Henry Kressel For--8,276,029, Against--23,259; James Citrin For--8,275,029, Against--24,259; Jeremy Davis For--8,276,029, Against--23,259; Scot W. Melland For--8,275,029, Against--
24,259;) and; (ii) Dice's Restated Certificate of Incorporation was amended to change the Company name to Dice Inc. (For--8,272,784, Against--21,787, Abstain--4,717); and (iii) the selection of Ernst & Young as the company's independent auditors for the year ended December 31, 2001 was ratified (For-- 8,280,941, Against--13,327, Abstain--5,020).

   We incorporate by reference our Proxy Statement on Schedule 14A, filed April 30, 2001 with the Securities and Exchange Commission under Section 14(a)-101.

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.1   Employment Agreement dated as of April 23, 2001 between Registrant and
         Scot W. Melland

   (b) Reports on Form 8-K.

   A report on Form 8-K filed on April 24, 2001, disclosing change in Independent Auditors.

  A report on Form 8-K filed on June 13, 2001, disclosing board and stockholder approval to change the Company's name to Dice Inc.

   A report on Form 8-K filed on June 14, 2001, disclosing change of corporate name.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, state of New York, on August 9th, 2001.

                                          Dice Inc.

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

                                                   /s/ David L. Jonassen
                                          By: _________________________________
                                                     David L. Jonassen
                                              Controller and Chief Accounting
                                               Officer (Principal Accounting
                                                         Officer)