Form 10-Q
period 2001-09-30
DICE INC
filed 2001-10-30
CIK 1067056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 30, 2001

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

                                (212) 679-9078
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   As of October 25, 2001, the registrant had outstanding 10,725,987 shares of common stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   DICE INC.

                               TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
   Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.......     3
   Condensed Consolidated Statements of Operations for the three and nine month periods ended
     September 30, 2001 and 2000..............................................................     4
   Condensed Consolidated Statements of Cash Flows for the nine month periods ended
     September 30, 2001 and 2000..............................................................     5
   Notes to Condensed Consolidated Financial Statements.......................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations..................................................................................    10
Item 3. Quantitative and Qualitative Disclosures About Market Risk............................    18

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.....................................................................    19
Item 2. Changes in Securities and Use of Proceeds.............................................    19
Item 3. Defaults Upon Senior Securities.......................................................    19
Item 4. Submission of Matters to a Vote of Security Holders...................................    19
Item 5. Other Information.....................................................................    19
Item 6. Exhibits and Reports on Form 8-K......................................................    19
Signatures....................................................................................    20

                         PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                   DICE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                               September 30, December 31,
                                                                                   2001          2000
                                                                               ------------- ------------
                                                                                (unaudited)
ASSETS:
Current Assets:
   Cash and cash equivalents..................................................   $  25,089    $  40,157
   Marketable securities......................................................         126        6,322
   Accounts receivable, net of allowances of $2,126 and $2,352, respectively..       3,974        8,293
   Prepaid expenses and other current assets..................................       3,891        2,618
                                                                                 ---------    ---------
       Total current assets...................................................      33,080       57,390
Fixed assets, net.............................................................       9,861        6,842
Intangible assets, net........................................................      33,344       40,370
Other assets..................................................................       4,302        5,002
                                                                                 ---------    ---------
       Total assets...........................................................   $  80,587    $ 109,604
                                                                                 =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable and accrued expenses......................................   $   6,640    $  11,423
   Accrued interest...........................................................         931        2,434
   Accrued restructuring charge...............................................         355        8,793
   Deferred revenue...........................................................       6,400        5,963
   Leases payable--current portion............................................       1,308        1,259
   Amounts due under acquisition agreements...................................       4,000        4,096
   Notes payable--current portion.............................................         282          524
                                                                                 ---------    ---------
       Total current liabilities..............................................      19,916       34,492
Long term debt................................................................      71,200       80,156
Leases payable................................................................       1,116          688
Other liabilities.............................................................       1,588        1,183
Commitments and contingencies (Note 5)
Stockholders' deficit:
   Common stock, par value $.01; 75,000 authorized; 10,657 and 10,402 issued,
     respectively.............................................................         107          104
   Additional paid in capital.................................................     126,163      125,558
   Accumulated comprehensive other income.....................................          39           55
   Treasury stock at cost, 8 and 5 shares, respectively.......................        (213)        (200)
   Accumulated deficit........................................................    (139,329)    (132,432)
                                                                                 ---------    ---------
       Total stockholders' deficit............................................     (13,233)      (6,915)
                                                                                 ---------    ---------
       Total liabilities and stockholders' deficit............................   $  80,587    $ 109,604
                                                                                 =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                        Three months ended  Nine months ended
                                                          September 30,       September 30,
                                                        -----------------  ------------------
                                                          2001     2000      2001      2000
-                                                       -------   -------  --------  --------
Revenues............................................... $13,019   $21,027  $ 45,641  $ 51,187
Cost of revenues.......................................   1,157     4,866     3,855    13,892
                                                        -------   -------  --------  --------
Gross profit...........................................  11,862    16,161    41,786    37,295
                                                        -------   -------  --------  --------
Operating expenses:
   Product development.................................   1,128     1,866     3,797     6,782
   Sales and marketing.................................   5,938    11,622    23,656    31,659
   General and administrative..........................   2,769     3,370     8,121     9,515
   Depreciation........................................   1,000     1,637     2,736     3,482
   Amortization........................................   4,223     6,495    12,241    17,645
   Restructuring and one-time charges, net.............      --        --       270        --
                                                        -------   -------  --------  --------
       Total operating expenses........................  15,058    24,990    50,821    69,083
                                                        -------   -------  --------  --------
Loss from operations...................................  (3,196)   (8,829)   (9,035)  (31,788)
Interest expense.......................................  (1,521)   (1,613)   (4,675)   (4,490)
Interest and other income..............................     266       849     1,204     2,699
                                                        -------   -------  --------  --------
Net loss before extraordinary item ....................  (4,451)   (9,593)  (12,506)  (33,579)
Extraordinary gain on repurchase of convertible notes .   5,609        --     5,609        --
                                                        -------   -------  --------  --------
Net income (loss) ..................................... $ 1,158   $(9,593) $ (6,897) $(33,579)
                                                        =======   =======  ========  ========
Loss per share before extraordinary item............... $ (0.42)  $ (0.92) $  (1.19) $  (3.30)
Extraordinary gain per share...........................    0.53        --      0.53        --
                                                        -------   -------  --------  --------
Basic and diluted net income (loss) per share.......... $  0.11   $ (0.92) $  (0.66) $  (3.30)
                                                        =======   =======  ========  ========
Weighted average shares of common stock outstanding....  10,593    10,377    10,497    10,174
                                                        =======   =======  ========  ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              2001      2000
-                                                                           --------  --------
Cash flows used in operating activities:
   Net loss................................................................ $ (6,897) $(33,579)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation............................................................    2,736     3,482
   Amortization of intangible assets.......................................   12,241    17,645
   Amortization of deferred financing costs................................      411       438
   Provision for doubtful accounts.........................................    1,512     1,016
   Non-cash reversal of accrued restructuring charges......................     (827)       --
   Loss on write down of fixed assets......................................      530        --
   Extraordinary gain on repurchase of convertible notes...................   (5,609)       --
   Charge related to issuance of stock options.............................      108       194
Changes in operating assets and liabilities:
   Accounts receivable.....................................................    2,808    (6,269)
   Prepaid expenses and other assets.......................................     (943)     (691)
   Accounts payable and accrued expenses...................................   (3,963)     (344)
   Accrued interest........................................................   (1,503)    1,066
   Deferred revenue........................................................      413     4,286
   Accrued restructuring charge............................................   (7,611)       --
   Other liabilities.......................................................      (89)      192
                                                                            --------  --------
Net cash used in operating activities......................................   (6,683)  (12,564)
                                                                            --------  --------
Cash flows provided by (used in) investing activities:
   Purchase of fixed assets................................................   (4,889)   (9,803)
   Payments for acquisitions...............................................       --   (13,989)
   Restricted cash.........................................................     (500)       --
   Purchase of investment securities.......................................       --    (6,168)
   Sale of investment securities...........................................    6,180     6,200
                                                                            --------  --------
Net cash provided by (used in) investing activities........................      791   (23,760)
                                                                            --------  --------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock, net.............................      459       678
   Proceeds from issuance of convertible notes, net........................       --    77,375
   Payments for repurchase of convertible notes............................   (2,982)       --
   Payments of obligations under acquisition agreements....................   (5,310)   (9,806)
   Payments of principal on capital leases and notes payable...............   (1,522)   (1,131)
   Reimbursements for capital lease payments...............................      179        --
                                                                            --------  --------
Net cash provided by (used in) financing activities........................   (9,176)   67,116
                                                                            --------  --------
Net change in cash and cash equivalents for the period.....................  (15,068)   30,792
Cash and cash equivalents, beginning of period.............................   40,157    13,054
                                                                            --------  --------
Cash and cash equivalents, end of period................................... $ 25,089  $ 43,846
                                                                            ========  ========
Summary of non-cash transactions:
   Conversion of promissory notes to shares of common stock................ $     --  $  5,894
   Common stock issued for acquisitions.................................... $     --  $  6,705
Acquisition of computer equipment and software through capital leases...... $  1,395  $  2,051

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

   Dice supports organizations across industries by helping them hire, train and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

   IT job seekers look to manage their careers through us by posting their resumes on dice.com, by searching dice.com's database of permanent, contract and consulting IT job postings, and by using Dice's IT career resources, including MeasureUp's IT certification test preparation products. The job postings available in dice.com's database include a wide variety of IT positions from programmers, software engineers and systems administrators to Chief Information or Technology Officers and other IT professionals.

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

   On December 26, 2000, the Company completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to INT Media Group ("INT Media"), formerly known as internet.com Corporation, and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

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

   Certain amounts from the prior period have been reclassified to conform to the current period presentation.

                                   DICE INC.

                                  (unaudited)


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

3. Acquisitions

   In February 2000, the Company acquired MeasureUp, Inc. ("MeasureUp"), a company that provides online certification preparation and assessment solutions for IT professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations based on the achievement of certain financial targets during the years 2000, 2001 and 2002. The purchase price consisted of $10.0 million in cash paid at closing, and $2.7 million in cash and 150,947 shares of the Company's common stock paid during 2000. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of the Company's common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The Company has remaining earnout obligations to the sellers of MeasureUp, based on the achievement of certain financial targets during the years 2001 and 2002, of up to an aggregate of $6.3 million, payable in cash and/or common stock, at the Company's option.

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

   In February 2000, the Company acquired Cambridge Information Network ("CIN"), a leading website for IT executives. The consideration totaled approximately $8.0 million, $7.0 million of which was paid in cash and $1.0 million of which was paid with 39,678 shares of the Company's common stock. As part of the Divestiture, CIN was sold to INT Media on December 26, 2000.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 have been achieved during the first nine months of 2001 and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

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

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized, but will be subject to annual impairment tests in accordance with the FAS 142. Other intangible assets will continue to be amortized over their useful lives.

                                   DICE INC.

                                  (unaudited)

   The Company will apply the FAS 142 rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, under the provisions of FAS 142, management estimates that amortization expense for the nine month period ended September 30, 2001 would have decreased by $9.5 million to $2.7 million from $12.2 million.

4. Accrued Restructuring Charges

   In December 2000, the Company recorded $8.8 million in accrued restructuring charges as a result of the Divestiture (see Note 1). The following table summarizes the activity and balances of the accrued restructuring charges from December 31, 2000 to September 30, 2001 (in thousands):

                                             December 31,                    September 30,
                                             2000 Balance Payments Reversals 2001 Balance
                                             ------------ -------- --------- -------------
Type of Cost
Employee separation costs...................    $3,360    $(3,360)   $  --       $ --
Professional fees...........................     2,400     (1,900)    (500)        --
Other contractual commitments and exit costs     2,210     (1,603)    (327)       280
Lease obligations...........................       823       (748)      --         75
                                                ------    -------    -----       ----
   Total....................................    $8,793    $(7,611)   $(827)      $355
                                                ======    =======    =====       ====

   Employee separation costs of $3.4 million related to the employees of the Content Business and primarily consisted of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees company wide were notified that their positions were being eliminated over the next few months but none were terminated as of December 31, 2000; all of these employees were terminated during 2001. Professional fees of $2.4 million related to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. During the quarter ended September 30, 2001, the Company determined that its obligations would be $0.6 million lower and, therefore, reduced the accrual. Other contractual commitments and exit costs of $2.2 million were primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions, all of which do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that have been vacated and the termination of various office equipment leases.

   During the nine months ended September 30, 2001, Dice made cash payments of approximately $7.6 million against these accrued charges and, due to the settlement of some obligations at levels lower than expected, reversed accrued charges by approximately $0.8 million.

5. Commitments and Contingencies

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office space in Urbandale, Iowa. The initial term of the lease, commencing in November 2001, will be for ten years with an option to renew for an additional ten years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company obtained a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by Dice on the lease payment obligations. A $1.0 million certificate of deposit securing the letter of credit is classified as restricted cash in Other Assets on the balance sheet at September 30, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord. The existing leases for office space in Iowa will expire in the fourth quarter of 2001.

                                   DICE INC.

                                  (unaudited)


6. Comprehensive Income (Loss)

   Comprehensive income (loss) represents net loss plus the results of certain stockholders' deficit changes not reflected in the Statements of Operations.
The components of comprehensive loss, net of tax, are as follows (in thousands):

                                              Three Months Ended Nine Months Ended
                                                September 30,      September 30,
-                                             -----------------  -----------------
                                               2001       2000    2001      2000
-                                             ------    -------  -------  --------
                                                 (unaudited)        (unaudited)
Net Income (loss)............................ $1,158    $(9,593) $(6,897) $(33,579)
Unrealized depreciation of available-for-sale
  securities                                     (17)       (32)     (16) $   (116)
                                              ------    -------  -------  --------
Comprehensive income (loss).................. $1,141    $(9,625) $(6,913) $(33,695)
                                              ======    =======  =======  ========

7. Fair Value of Financial Instruments

   The fair value of the Company's 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes") was estimated based on the quoted market price of the Convertible Notes as of September 30, 2001. The carrying amount is $71.2 million and the fair value was approximately $25.2 million as of September 30, 2001.

8. Extraordinary Gain on Repurchase of Convertible Notes

   In August 2001, Dice repurchased $8.8 million principal amount of the Convertible Notes for an aggregate purchase price of $2.98 million in cash plus accrued interest of approximately $43,000. As a result of these repurchases, the Company recorded an extraordinary gain of $5.6 million (net of zero income tax and a write off of $0.2 million of related deferred financing costs). The Company used the Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", in determining the accounting treatment for this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On June 13, 2001, the Company changed its name from EarthWeb Inc. to Dice Inc. As part of this process the Company changed the ticker symbol under which its stock trades on the Nasdaq National Market from 'EWBX' to 'DICE'.

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

   Dice supports organizations across industries by helping them hire, train and retain the IT talent needed to compete in today's technology-intensive economy. Employers and recruiters of IT professionals pay for access to our online recruiting services to help them find the right IT employee or contractor.

   IT job seekers look to manage their careers through us by posting their resumes on dice.com, by searching dice.com's database of permanent, contract and consulting IT job postings, and by using our IT career resources, including MeasureUp's IT certification test preparation products. The job postings available in our database include a wide variety of IT positions from programmers, software engineers and systems administrators to Chief Information or Technology Officers and other IT professionals.

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

   On December 26, 2000, the Company completed the sale of certain assets of the Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to INT Media Group (formerly known as internet.com Corporation) and announced that it was exiting its remaining content businesses which primarily included its subscription-based online reference library, ITKnowledge.com (the "Divestiture").

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

Results of Operations

   Revenue. Our paid listing revenue is generated through transactions with three groups of customers: members, enterprise customers, and non-members. Dice.com has direct relationships with member customers, trains them on the use of the site, and provides ongoing support to help them maximize their use via a telesales force and customer service team. The price for this service is generally based on the number of jobs a customer posts, the number of locations to which dice.com provides access, and the number of users at each location.

   The enterprise agreement program, launched in 2000, is an offering targeted to large customers interested in significant enterprise-wide contracts which cover multiple customer offices. The pricing is structured for enterprise needs over a longer time period than traditional "member" relationships.

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

   Revenues for the three months ended September 30, 2001 decreased $8.0 million to $13.0 million from $21.0 million for the three months ended September 30, 2000. Paid listing revenues decreased by $3.0 million to $11.4 million from $14.4 million due to a decline in the number of member accounts driven by an overall decrease in the demand for job postings. As a result of the Divestiture and the exit from the Education Business, advertising, subscription and educational courseware revenues decreased by approximately $5.5 million in the three months ended September 30, 2001 versus the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000 no single customer accounted for more than 2% of revenue. Barter advertising revenue was $1.2 million of total revenues for the three months ended September 30, 2000. The Company had no barter revenue for the three months ended September 30, 2001.

   Revenues for the nine months ended September 30, 2001 decreased $5.6 million to $45.6 million from $51.2 million for the nine months ended September 30, 2000. Paid listing revenues increased by $9.3 million to $40.8 million from $31.5 million due to a change in the pricing structure implemented by dice.com during the third quarter of 2000 which resulted in an increase in the revenue generated per customer and to the impact of entering into a greater number of enterprise agreements, which were launched during the third quarter of 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $2.4 million to $4.5 million from $2.1 million. As a result of the Divestiture, advertising and subscription revenues decreased by approximately $17.5 million in the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 no single customer accounted for more than 2% of revenue. Barter advertising revenue was $3.6 million of total revenues for the nine months ended September 30, 2000. The Company had no barter revenue for the nine months ended September 30, 2001.

  Cost of Revenues

   For the three and nine months ended September 30, 2001, Dice's cost of revenues consisted primarily of employee salaries and related expenses for customer support personnel, system support costs and internet access related to the dice.com and MeasureUp websites.

   For the three and nine months ended September 30, 2000, the Company's cost of revenues consisted primarily of employee salaries and related expenses, costs of materials of educational courseware, consulting fees, royalties, Internet access, hosting fees and computer systems-related expenses required to support and deliver the online services of the Content Business.

   Cost of revenues for the three months ended September 30, 2001 decreased $3.7 million to $1.2 million from $4.9 million for the three months ended September 30, 2000. The decrease in cost of revenues was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $3.7 million of the Company's cost of revenues for the three months ended September 30, 2000.

   Cost of revenues for the nine months ended September 30, 2001 decreased $10.0 million to $3.9 million from $13.9 million for the nine months ended September 30, 2000. The decrease in cost of revenues was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $11.3 million of the Company's cost of revenues for the nine months ended September 30, 2000. These reductions in costs were partially offset by a $0.6 million increase in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com web site and to an overall increase in the costs associated with the IT certification test preparation products and the certification training classes.

   Product Development. Dice's product development expenses consist primarily of employee salaries and related expenses, content conversion costs, consulting fees and computer systems-related expenses required to develop new, or enhance existing, product offerings. Product development expenses for the three months ended September 30, 2001 decreased $0.8 million to $1.1 million from $1.9 million for the three months ended September 30, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $0.8 million of the Company's product development expenses for the three months ended September 30, 2000.

   Product development expenses for the nine months ended September 30, 2001 decreased $3.0 million to $3.8 million from $6.8 million for the nine months ended September 30, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $4.4 million of the Company's product development expenses for the nine months ended September 30, 2000. This reduction was partially offset by an increase of $1.2 million resulting primarily from an increase in personnel required to support the existing, and to develop the future, product offerings of dice.com.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of Dice's sales force and marketing personnel. Sales and marketing expenses for the three months ended September 30, 2001 decreased $5.7 million to $5.9 million from $11.6 million for the three months ended September 30, 2000. The decrease was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $5.9 million of the Company's sales and marketing expenses for the three months ended September 30, 2000. Barter expense was $1.2 million for the three months ended September 30, 2000. The Company had no significant barter expense for the three months ended September 30, 2001.

   Sales and marketing expenses for the nine months ended September 30, 2001 decreased $8.0 million to $23.7 million from $31.7 million for the nine months ended September 30, 2000. The decrease was primarily attributable to the Divestiture and exit from the Education Business, as these businesses accounted for $18.7 million of the Company's sales and marketing expenses for the nine months ended September 30, 2000. This reduction was partially offset by increases in sales and marketing expenses at dice.com and MeasureUp which resulted from an increase in advertising expenses of $6.5 million, which was mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Salaries, commissions and related costs also increased by $2.9 million due to the expansion of the sales force at dice.com and MeasureUp. Barter expense was $3.6 million for the nine months ended September 30, 2000. The Company had no significant barter expense for the nine months ended September 30, 2001.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, provision for uncollectible accounts, facilities costs, recruiting fees, insurance costs and professional fees. General and administrative expenses for the three months ended September 30, 2001 decreased $0.6 million to $2.8 million from $3.4 million for the three months ended September 30, 2000. The decrease was primarily attributable to the

Divestiture, as the Content Business accounted for $1.3 million of the Company's general and administrative expenses for the three months ended September 30, 2000. This decrease was partially offset by an increase of $0.3 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com and MeasureUp and a $0.2 million loss on the sublease of a portion of the Company's office space.

   General and administrative expenses for the nine months ended September 30, 2001 decreased $1.4 million to $8.1 million from $9.5 million for the nine months ended September 30, 2000. The decrease was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $4.1 million of the Company's general and administrative expenses for the nine months ended September 30, 2000. This decrease was partially offset by an increase of $1.1 million in the provision for uncollectible accounts and to an increase of $1.0 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com and MeasureUp.

   Depreciation. Depreciation consists primarily of depreciation of property and equipment. The expenses were $1.0 million and $1.6 million for the three months ended September 30, 2001 and 2000, respectively, and were $2.7 million and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $1.3 million and $2.8 million of the Company's depreciation expense in the three and nine month periods ended September 30, 2000, respectively. This decrease was offset by the increase in depreciation expense on additional hardware and software purchased during 2001 to support the growth of operations of dice.com and MeasureUp.

   Amortization. Amortization consists of amortization of intangible assets related to acquisitions. When additional consideration is recorded due to earnout targets being achieved, the additional intangible assets are amortized over the amortization period remaining for the acquisition. Amortization for the three months ended September 30, 2001 decreased $2.3 million to $4.2 million from $6.5 million for the three months ended September 30, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture, as the amortization on these assets accounted for $2.8 million of amortization expense for the three months ended September 30, 2000. Offsetting this decrease were increases in amortization expense of $0.5 million related to the dice.com and MeasureUp acquisitions resulting from the additional consideration earned as a result of performance targets achieved in 2001 by dice.com and in 2000 by MeasureUp.

   Amortization for the nine months ended September 30, 2001 decreased $5.4 million to $12.2 million from $17.6 million for the nine months ended September 30, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture, as the amortization on these assets accounted for $7.8 million of amortization expense for the nine months ended September 30, 2000. Offsetting the decrease were increases in amortization expense of $2.4 million related to the dice.com and MeasureUp acquisitions because of the additional consideration earned as a result of performance targets achieved in 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to MeasureUp acquisition for the nine months ended September 30, 2001 versus a partial period of operations in the same period for 2000.

   Restructuring and One Time Charges, net. In January 2001, Jack D. Hidary, a Co-founder and President and CEO, resigned these positions, effective January 26, 2001, and became Chairman of the Board of Directors of the Company. Murray Hidary, Co-founder and Executive Vice President of the Company, also resigned his position, effective January 26, 2001, and continues to serve as a Director of the Company. In connection with these resignations, the Company recorded a charge of $1.0 million in the first quarter of 2001, which primarily consisted of salary continuation and related payments, and medical and other benefits. These charges were offset by reductions of approximately $0.7 million in the accrued restructuring charges, recorded in December 2000, which primarily resulted from the cash collections of accounts receivable in excess of, and the settlement of obligations at lower than, projected levels.

   During the third quarter of 2001 the Company recorded several non-recurring items. These included a write-down of $0.5 million in obsolete furniture, fixtures and software. In addition, the Company reversed approximately $0.5 million of the restructuring reserve related to the Divestiture and other accrued liabilities of the Content Business because these obligations were settled at levels lower than expected.

   Interest Expense. Interest expense consists primarily of interest on the $71.2 million principal amount, 7% convertible subordinated notes due January 25, 2005 that were issued in January 2000 (the "Convertible Notes"). Interest expense was $1.5 million and $1.6 million for the three months ended September 30, 2001 and September 30, 2000, respectively. The decrease was due to the repurchase of $8.8 million of the Convertible Notes in August 2001.

   Interest expense for the nine months ended September 30, 2001 increased $0.2 million to $4.7 million from $4.5 million. The increase is primarily attributable to a full period of interest expense related to the Convertible Notes in the period ended September 30, 2001 compared to a partial period of interest expense related to the Convertible Notes for the period ended September 30, 2000. This increase was partially offset by the decrease in interest expense due to the repurchase of $8.8 million of the Convertible Notes in August 2001.

   Interest and Other Income. Interest and other income consist primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended September 30, 2001 decreased $0.5 million to $0.3 million from $0.8 million for the three months ended September 30, 2000. Interest and other income for the nine months ended September 30, 2001 decreased $1.5 million to $1.2 million from $2.7 million for the nine months ended September 30, 2000. The decreases are primarily attributable to lower levels of cash and cash equivalents and marketable securities during the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 and to lower interest rates on invested cash, cash equivalents and marketable securities.

   Extraordinary Gain. In August 2001, Dice repurchased $8.8 million of the Convertible Notes for an aggregate purchase price of $2.98 million in cash plus accrued interest of approximately $43,000. As a result of these repurchases, the Company recorded an extraordinary gain of $5.6 million (net of zero income tax and a write off of $0.2 million of related deferred financing costs). As a result interest expense will decrease by approximately $0.6 million per year. The Company used the Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring", in determining the accounting treatment for this transaction.

   Income Taxes. No provision for federal and state income taxes has been recorded as Dice has incurred net losses through September 30, 2001. Given Dice's limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Statement of Operations of Dice for the Three and Nine months Ended September 30, 2001 compared to the Statement of Operations of the Continuing Business for the Three and Nine months Ended September 30, 2000

   The following unaudited statements of operations show actual results of operations of Dice Inc. for the three and nine months ended September 30, 2001 and results of operations for the continuing businesses of Dice for the three and nine months ended September 30, 2000, which is comprised of dice.com and MeasureUp and also includes allocated corporate overhead (the "Continuing Business"). The statement of operations for the three and nine months ended September 30, 2000 presents the operating results of the Continuing Business as if the Divestiture and the exit from the Education Business had occurred on January 1, 2000. The statements of operations for the Continuing Business exclude the restructuring and impairment charges related to the Divestiture and one-time charges.

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

   The unaudited statement of operations for the Continuing Business for the three and nine months ended September 30, 2000 is presented below for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the Divestiture and the exit from the Education Business occurred on January 1, 2000, nor is it necessarily indicative of future results of operations.

 Statement of Operations of Dice for the Three and Nine months Ended September 30, 2001 and Statement of Operations of the Continuing Business for the Three
                   and Nine months Ended September 30, 2000
                                  (unaudited)

                               Three months ended Nine months ended
                                  September 30      September 30,
                               ------------------ -----------------
                                 2000      2000    2001      2000
                               -------   -------  -------  --------
                                 (In thousands)     (In thousands)
Revenues...................... $13,019   $15,514  $45,641   $33,677
Cost of revenues..............   1,157     1,122    3,855     2,629
                               -------   -------  -------  --------
Gross profit..................  11,862    14,392   41,786    31,048
                               -------   -------  -------  --------
Operating expenses:...........
   Product development........   1,128     1,046    3,797     2,418
   Sales and marketing........   5,938     5,739   23,656    12,939
   General and administrative.   2,769     2,099    8,121     5,411
   Depreciation...............   1,000       309    2,736       650
   Amortization...............   4,223     3,736   12,241     9,824
                               -------   -------  -------  --------

Total operating expenses......  15,058    12,929   50,551    31,242
                               -------   -------  -------  --------
Income (loss) from operations. $(3,196)  $ 1,463  $(8,765)  $  (194)
                               =======   =======  =======  ========

   Revenues. Revenues for the three months ended September 30, 2001 decreased $2.5 million to $13.0 million from $15.5 million for the three months ended September 30, 2000. Paid listing revenues decreased by $3.0 million to $11.4 million from $14.4 million due to a decline in the number of member accounts driven by an overall decrease in the demand for job postings. This decrease was offset by an increase of $0.3 million in certification test preparation revenue and an increase of $0.2 million in advertising revenue derived from the sale of advertising space on our web sites. For the three months ended September 30, 2001 and 2000 no single customer accounted for more than 2% of total revenue.

   Revenues for the nine months ended September 30, 2001 increased $11.9 million to $45.6 million from $33.7 million for the nine months ended September 30, 2000. Paid listing revenues increased by $9.3 million to $40.8 million from $31.5 million due to a change in the pricing structure implemented by dice.com during the third quarter of 2000 which resulted in an increase in the revenue generated per customer and the impact of entering into a greater number of enterprise agreements, which were launched during the third quarter of 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $2.4 million to $4.5 million from $2.1 million. For the nine months ended September 30, 2001 and 2000 no single customer accounted for more than 2% of total revenue.

   Cost of Revenues. Cost of revenues for the nine months ended September 30, 2001 increased $1.3 million to $3.9 million from $2.6 million for the nine months ended September 30, 2000. The increase is primarily attributable to increases in employee-related expenses of $0.6 million due to additional customer support and network operations personnel required to support and enhance the dice.com website and to an increase of $0.4 million in the costs associated with the IT certification test preparation products and the certification training classes.

   Product Development. Product development expenses for the three months ended September 30, 2001 increased $0.1 million to $1.1 million from $1.0 million for the three months ended September 30, 2000 and for the nine months ended September 30, 2001 increased $1.4 million to $3.8 million from $2.4 million for the nine months ended September 30, 2000. Product development expense increased primarily as a result of an increase in personnel utilized to support the existing, and to develop the future, product offerings of dice.com and MeasureUp.

   Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2001 increased $0.2 million to $5.9 million from $5.7 million for the three months ended September 30, 2000. The increase in sales and marketing expense is partially attributable to a $0.3 million increase in salaries, commissions and related costs due to the expansion of the sales force at dice.com and MeasureUp. The allocation of marketing resources was different in 2001 versus 2000. During the quarter online advertising increased by $1.1 million which was offset by a decrease of $1.6 million in advertising on television, radio and in print.

   Sales and marketing expenses for the nine months ended September 30, 2001 increased $10.8 million to $23.7 million from $12.9 million for the nine months ended September 30, 2000. The increase in sales and marketing expense is partially attributable to increases in advertising expenses of $6.5 million, which are mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers. Salaries, commissions and related costs also increased by $2.5 million due to the expansion of the sales force at dice.com and MeasureUp.

   General and Administrative. General and administrative expenses for the three months ended September 30, 2001 increased $0.7 million to $2.8 million from $2.1 million for the three months ended September 30, 2000. The increase is primarily attributable to an increase of $0.3 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com and a $0.2 million loss on the sublease of a portion of the Company's office space.

   General and administrative expenses for the nine months ended September 30, 2001 increased $2.7 million to $8.1 million from $5.4 million for the nine months ended September 30, 2000. The increase is primarily attributable to an increase of $1.1 million in the provision for uncollectible accounts and to an increase of $1.0 million in salary and related employee costs associated with additional personnel required to support the operations of dice.com.

   Depreciation. Depreciation for the three months ended September 30, 2001 increased $0.7 million to $1.0 million from $0.3 million for the three months ended September 30, 2000. Depreciation for the nine months ended September 30, 2001 increased $2.0 million to $2.7 million from $0.7 million for the nine months ended September 30, 2000. The increase was primarily the result of the purchase of additional hardware and software to support the growth of operations of dice.com and MeasureUp.

   Amortization. Amortization for the three months ended September 30, 2001 increased $0.5 million to $4.2 million from $3.7 million for the three months ended September 30, 2000. The increase is due to additional consideration earned as a result of performance targets achieved in 2001 by dice.com and in 2000 by MeasureUp.

   Amortization for the nine months ended September 30, 2001 increased $2.4 million to $12.2 million from $9.8 million for the nine months ended September 30, 2000. The increase is due to additional consideration earned as a result of performance targets achieved in 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to MeasureUp acquisition for the period ended September 30, 2001 versus a partial period of operations in the same period for 2000.

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

   Dice mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $25.2 million at September 30, 2001.

   Net cash used in operating activities was $6.7 million for the nine months ended September 30, 2001. Cash used in operating activities was primarily for payments related to the accrued restructuring charge of $7.6 million, payments of accrued liabilities totaling $4.0 million and interest payments of $5.6 million on the Convertible Notes, partially offset by net collections of accounts receivable of $2.8 million.

   Net cash provided by investing activities for the nine months ended September 30, 2001 of $0.8 million was attributable to $6.2 million of proceeds from the sale of marketable securities, the cancellation of a $0.5 million letter of credit related to a lease for office space that was terminated and was offset by the $4.9 million of purchases of fixed assets and $1.0 million used to purchase a certificate of deposit that was used to secure a letter of credit that was issued in connection with the lease for a new office building for dice.com.

   Net cash used in financing activities for the nine months ended September 30, 2001 of $9.2 million was primarily attributable to payments of $5.3 million for obligations under acquisition agreements, payments of $3.0 million for the repurchase of convertible notes and payments of $1.5 million on notes payable and capital leases. These cash usages were partially offset by $0.5 million received from the issuance of Dice common stock and reimbursements of $0.2 million for capital lease payments. The reimbursements for the capital lease payments were received from the buyer of the Content Business in exchange for use of certain computer equipment during the first quarter of 2001.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 have been achieved during the first nine months of 2001 and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. Dice has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during the years 2001 and 2002 of up to an aggregate of $6.3 million, payable in cash and/or common stock, at the Company's option.

   In March 2001, the Company entered into an agreement to lease approximately 90,000 square feet of office space in Urbandale, Iowa. The initial term of the lease, commencing in November 2001, will be for ten years with an option to renew for an additional ten years or longer. The monthly lease payments will be approximately $802,000 in the first year, $831,000 in the second year and $861,000 in the third year and thereafter, for a total commitment of approximately $8.5 million. The Company may not assign the lease agreement or sublet the leased premises without the consent of the landlord. The Company issued a $1.0 million letter of credit that will be held by the landlord as security in the event of a default by Dice on the lease payment obligations. A $1.0 million certificate of deposit securing a letter of credit is classified as restricted cash in Other Assets on the balance sheet at September 30, 2001. The Company may decrease the letter of credit by $200,000 per year during the first five years of the lease if the Company does not default on any of its lease payments to the landlord. The existing leases for office space in Iowa will expire in the fourth quarter of 2001.
   The Company has entered into a sublease agreement under which it will sublease 15,000 square feet of its office space in New York City. The sublease is subject to certain approvals. If approved, the sublease will reduce the Company's future lease obligations by approximately $2.5 million.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized, but will be subject to annual impairment tests in accordance with the FAS 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the FAS 142 rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the company. However, under the provisions of FAS 142, management estimates that amortization expense for the nine month period ended September 30, 2001 would have decreased by $9.5 million to $2.7 million from $12.2 million.

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

   At September 30, 2001 the Company's outstanding debt approximated $71.5 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

  Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of September 30, 2001, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

                          PART II--OTHER INFORMATION
Item 1. Legal Proceedings

   On July 5, 2001, Scott Wainner commenced an arbitration action against the Company before the American Arbitration Association, asserting various claims under an Asset Purchase Agreement, dated July 13, 1999, between the Company and Mr. Wainner, relating to the Company's purchase of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that we have breached other obligations to him. In his Demand for Arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. We believe that we have meritorious defenses to Mr. Wainner's claims, and we intend to vigorously contest his claims.

   Dice is not a party to any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   Not Applicable

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.
Exhibit No. Description

Exhibit
  No.                                            Description
  ---                                            -----------
 10.23. Employment Agreement dated as of July 9, 2001 between Registrant and Thomas M. Silver

 10.24  Employment Agreement dated as of August 13, 2001 between Registrant and Peter M. Steiner, Jr.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, state of New York, on October 30, 2001.

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