Form 10-K
period 2001-12-31
DICE INC
filed 2002-03-29
CIK 1067056

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0-25107

                               -----------------

                                   DICE INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 13-3899472
                   (State or other
                     jurisdiction
                 of incorporation or        (I.R.S. Employer
                    organization)          Identification No.)

                    3 Park Avenue, New York, New York 10016
         (Address of principal executive offices, including zip code)

      Registrant's Telephone Number, Including Area Code: (212) 725-6550

                               -----------------

       Securities Registered Pursuant To Section 12(B) Of The Act: None
          Securities Registered Pursuant To Section 12(G) Of The Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

                               -----------------

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on March 7, 2002 of $2.01, as reported on the NASDAQ National Market System, was approximately $14,599,526. For purposes of the foregoing calculation, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.


   As of March 7, 2002, the registrant had outstanding 10,956,223 shares of common stock, $.01 par value.

                               -----------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

   Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                    PART I

FORWARD-LOOKING STATEMENTS

   Certain statements contained in this Annual Report on Form 10-K (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. These forward-looking statements include but are not limited to (i) statements regarding the development of our business, (ii) the market demand for our services and products, (iii) our anticipated capital expenditures, (iv) our capital needs and financing plans, (v) liquidity, (vi) competition and other similar statements. We typically identify forward-looking statements by using terms such as "believes," "expects," "may," "will," "should," "could," "seeks," "plans," "pro forma," "anticipates," "estimates," or "continue" and similar expressions, although we express some forward-looking statements differently.

   Our forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by those forward-looking statements. Cautionary statements setting forth important factors that could cause actual results to differ materially from our forward-looking statements are described in Item 1 "Business--Risk Factors" below and elsewhere throughout this report. You should carefully review the risks described in this report and other reports and documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

   All subsequent written and oral forward-looking statements attributable to Dice or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We disclaim any intent or obligation to update publicly any forward-looking statements set forth in this report, or incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

   We are an industry leader in online technology recruiting and career development, providing direct employers, staffing companies and recruiting firms with access to a broad and unique talent pool of technology professionals. We offer online recruiting and career development services to both technology professionals and the companies that depend on them through dice.com, a leading online technology job board, and through MeasureUp, a leading online provider of technology certification test preparation products.

   We support organizations across industries by helping them hire, train and retain the technology talent needed to compete in today's technology-intensive economy. Employers and recruiters of technology professionals pay for access to our online recruiting services to help them find the right technology employee or contractor. These services include recruitment advertising through job postings on dice.com and access to our database of technology job seekers.

   Technology professionals look to manage their careers through us by posting their resumes on dice.com, searching dice.com's database of permanent, contract and consulting technology job postings, and using our technology career resources, including MeasureUp's technology certification test preparation products.

   The job postings available in our database, from both technology and non-technology companies, include a wide variety of technology positions from programmers, software engineers and systems administrators to chief information and technology officers and other technology professionals.

COMPANY HISTORY

   We were incorporated in New York in April 1996, commenced operations in October 1996 and were reincorporated in Delaware in June 1997. EarthWeb LLC transferred substantially all of its assets and liabilities to us in October 1996 in exchange for 2,925,000 shares of common stock, which represented all of our issued and outstanding common stock at that time. In November 1998, we completed an initial public offering of stock as EarthWeb Inc. and were listed on the Nasdaq National Market System under the ticker symbol "EWBX". In May 1999, we completed an additional public offering of common stock. In January 2000, we completed a private offering of our 7% Convertible Subordinated Notes pursuant to Rule 144A of the Securities Act of 1933.

   From our inception in 1994 until mid-1997, we primarily developed and maintained websites and online commerce infrastructures for our customers. In 1997 we began aggregating content for use by technology professionals. Through December 26, 2000, we served as a business portal for the information technology industry.

   We provided a comprehensive set of business-to-business and business-to-professional services to a wide variety of constituents in the technology industry through a central portal serving the major vertical markets in the technology industry. Through our online advertising and subscription-supported content business, we provided technical resources including full-text reference books, training materials and tutorials, technical articles and source code libraries to technology professionals to enable them to solve challenging technical problems; product surveys to enable technology professionals to make informed purchasing decisions; and a forum in which users could contribute materials and communicate with one another. In addition to creating some of these services internally and licensing others from third parties, we acquired a number of these technology content-oriented services and websites.

   We also provided online recruiting and career development resources for technology professionals and companies hiring these professionals. We entered this business through the acquisition of certain assets and businesses, which have been integrated and enhanced. In February 1999, we completed the acquisition of D & L Online, Inc., now known as Dice Career Solutions, Inc. which operates dice.com, a leading online job posting service for technology professionals. In 2000, we acquired MeasureUp, Inc., a company that provides online certification preparation and assessment solutions for technology professionals. In 2000, we acquired the websites CCPrep and NetCerts, both of which also offer online certification preparation products and services.

   During 2000, we made a strategic decision to focus on our core business assets in online technology recruiting and career development and to exit the technology content-based business. On December 26, 2000, we completed the sale of certain of our content business assets, including earthweb.com, the website assets acquired for the content business and other content-oriented website assets, to INT Media Group, Inc. (formerly Internet.com Corporation). Also, on December 26, 2000, we announced that we were exiting the remaining content businesses that were not sold to INT Media Group. We discontinued the operations of the EW Knowledge Products, Inc. business as of December 26, 2000; and on February 28, 2001, we ceased offering our subscription based online technology reference library, ITKnowledge.com, to customers.

   Since December 26, 2000, we have focused exclusively on our core business in online technology recruiting and career development. Today we provide products and services that enable companies to hire, train and retain technology professionals, and that enable technology professionals to advance their careers.

   As part of the sale to INT Media Group, we sold our rights to the EarthWeb trademark. On June 13, 2001, we changed our name from EarthWeb Inc. to Dice Inc. As part of this process we changed the ticker symbol under which our stock trades on the Nasdaq National Market System from "EWBX" to "DICE."

   Our principal executive office is located at 3 Park Avenue, New York, New York 10016, and our telephone number at such location is (212) 725-6550. Our corporate website address is http://about.dice.com. Information contained on our website is not part of this Annual Report.

MARKET OPPORTUNITY

  The Technology Workforce in the U.S.

   We believe the application of new technology has been and will continue to be the driving force in productivity growth in our economy. Companies in virtually all industries have invested in information technology to improve the productivity of their business systems. Technology professionals form the cornerstone of these companies' ability to employ technology to increase productivity and revenues.

   The technology workforce is large and growing rapidly. According to the U.S. Bureau of Labor Statistics' ("BLS") occupational employment projections to 2010, the five fastest growing occupations in the U.S. are in computer services and related fields, as are eight of the top 20 fastest growing occupations. In addition, according to the BLS, the computer services sector is forecast to grow at an average annual rate of 6.4%, adding 1.8 million jobs to the economy by 2010, and adding jobs at a faster rate than any other sector.

   The Information Technology Association of America's ("ITAA") "Building Better Information Technology Skills and Careers" study (April 2001) found a U.S. information technology workforce of over 10 million in the private sector, and forecast a continued acute shortage of skilled information technology professionals.

   The technology workforce that we serve has several unique characteristics. First, technology is a highly specialized discipline, and these jobs have technical requirements that can be specified to a far greater degree than more generalized fields. A company seeking to hire technology professionals can be very specific about listing the qualifications for these professionals. Second, turnover in the technology community has historically been higher than in the general workforce, with technology professionals constantly looking for a company or project that will involve them in leading-edge work. The combination of the shortage of skilled technology professionals, the "free agent" nature of the technology workforce, and the project-oriented nature of technology work have led to high turnover in this marketplace.

  Online Recruiting

   With the shift in the U.S. toward a service and knowledge-based economy, an increasing premium has been placed on the acquisition, maintenance and development of human capital. At the same time, demographic trends are anticipated to lead to labor shortages over the next ten years. Data published by the BLS indicates that while Gross Domestic Product is forecast to increase by an average rate of 7.1% per year from 2000 to 2010, the U.S. labor force is forecast to increase by only 1.1% per year. Moreover, BLS data also indicates that average job tenure has declined 27% from 1983 to 2000, and the 25-55 age group changes jobs, on average, every three to five years.

   These demographic trends point to an increasing demand for recruitment of skilled workers over the next several years. Historically, recruitment advertising has largely been placed in traditional media such as classified sections of newspapers and other print media. Today, online recruiting services are being adopted as an efficient and effective medium for recruitment advertising.

   The Internet is transforming what was once a highly fragmented and inefficient recruiting market to a national market. Online recruiting extends the reach of the recruiter across geographic lines and provides the opportunity for round-the-clock contact between recruiters and candidates. Jobs and resumes can be stored, reviewed and screened online at any place and at any time. We believe that the cycle time for hiring is also being reduced dramatically through online recruiting and that the cost of online recruitment advertising is considerably less than traditional costs like print classified advertising.

   Each of these factors is contributing to the shift of an increasing share of recruitment advertising from traditional media to online. Surveys conducted by Forrester Research, as well as by financial analysts, indicate that employers and recruiters expect to increase the share of recruitment dollars spent on online recruiting by as much as 50% through 2004. Estimated industry results for 2001 indicate that newspaper classified advertising has lost market share to online recruiting. IDC, a leading technology industry research company, has also estimated the overall United States online recruiting industry to be $1.4 billion in revenues in 2001, and that it will grow by 37% compounded annually through 2006.

OUR BUSINESS

  Dice.com

   Dice.com, founded in 1991 and acquired by us in 1999, has focused exclusively on technology jobs for eleven years and has developed strong brand recognition among both information technology recruiters and employers, and job seekers. According to Media Metrix and IDC, dice.com is the No. 1 online technology-focused job board based on candidate traffic to the site and revenues. Our customers and our audience of technology job seekers provide the content of our business--job postings and resumes, respectively. Dice.com serves employers and recruiters of technology professionals, which include direct employers, staffing companies and recruiting firms that recruit technology professionals for direct employers. Dice.com also serves technology professionals who are regularly seeking full-time, part-time and contract jobs. Over 1,000,000 profiles have been registered by job seekers on dice.com.

   Our search technology and the vertical industry focus of our online job board enable us to provide job seekers with the ability to perform highly targeted job searches based on tech-specific criteria. Such focused searches are generally unavailable through other nationally recognized job boards, which typically do not segment job opportunities based on technology industry criteria.

   Dice.com's customer base is diversified across technology and non-technology companies. Employers who purchase our online recruiting services look to us to help them find the right employee or independent contractor. Through mid-1999, recruiters and staffing/consulting firms formed dice.com's customer base. In mid-1999, shortly after we acquired dice.com, the service was made available to direct employers, which greatly expanded our potential customer base. In late 2001, we launched a program targeted to recruitment advertising agencies that place online job postings on behalf of their clients. To date, we have signed five of the top seven recruitment advertising agencies to this program.

   Dice.com customers typically purchase our services through either monthly subscription products or longer-term contractual arrangements. At the end of 2001, we had approximately 2,900 customers paying us to post their job listings, and an additional 120 companies which have signed long-term agreements covering multiple locations. Customers include companies such as Allegis, Microsoft, Wal-Mart, Johnson & Johnson, Manpower, Eli Lilly, Xerox, CNET Networks, Adecco, Computer Sciences Corp, Hall Kinion, Bank of America, and AOL. In 2001, no one customer accounted for more than 2% of Dice's total revenue.

   Dice.com offers a number of other online career resources and JobTools to technology job seekers. JobTools include Announce Availability (which allows job seekers to post their qualifications and availability into a database searchable by our customers), JobSeeker (which notifies job seekers by email when jobs are posted that match their customized profiles), email newsletters, and ResumeOnline (which provides job seekers a place to maintain online resumes). Dice.com also maintains a detailed rate and salary survey that allows job seekers to assess what certain types of technology jobs pay and the relative value of obtaining certain types of information technology skills. These JobTools enable us to serve technology professionals who are actively seeking employment through Announce Availability as well as those who have registered for other career management services at dice.com.

   We have entered into over 20 agreements with online companies and websites through which we are the exclusive provider of job postings for approximately 60 technology-focused websites. This network includes leading tech-centric sites such as CNET.com, ZDNet.com and websites operated by INT Media Group. In March 2001, we signed a three-year agreement with CNET Networks, Inc. that makes dice.com the exclusive information technology job listing provider for CNET Networks' CNET.com and ZDNet.com sites. According to Media Metrix, CNET.com and ZDNet.com attract the largest tech-centric audience on the Web. We have created two co-branded sites that enable CNET.com and ZDNet.com's combined audience of technology-interested users to search for jobs, create tech skills profiles, submit resumes online and access other career tools. The sites, which were launched in April 2001, contain features found on dice.com, including Announce Availability, JobTools accounts, JobSeeker and ResumeOnline. In January 2001, we entered into an agreement with INT Media Group for the launch of a new joint vertical content channel, the Career Channel, hosted at INT Media Group's website. These exclusive agreements help to provide a broad flow of candidates for the jobs our customers pay us to post.

  MeasureUp

   We provide online technology certification test preparation and related products through MeasureUp. In the highly specialized technology world, certification is becoming an increasingly important component in a technology professional's skill set, as it provides an objective measurement to demonstrate that a technology professional has the specific skills that can lead him or her to higher paying jobs. Technology professionals preparing for certification exams use these products at training centers or individually online. Employers also have an interest in certification--both to help them screen candidates and to retain employees through in-house training programs. MeasureUp provides online practice exams to help prepare technology professionals for the actual certification exams from leading vendors and other entities such as Microsoft, Cisco, CompTIA, CIW, Oracle and Novell.

   We provide practice tests and assessment products which help technology professionals assess their skills and obtain certifications that can enhance their knowledge and advance their careers. Our content is included as part of information technology training programs by hundreds of training centers, including New Horizons, ExecuTrain and CompUSA.

   In 2001, MeasureUp released 24/7 Live Tutoring, giving users the ability to contact certified professionals online 24 hours a day, seven days a week; e-Learning, enabling users to expand their knowledge and review information at their own pace; and e-Certifications, providing a quick and affordable method for technology professionals to prove their skills and knowledge.

STRATEGY

   Our objective is to continue to grow revenues, achieve profitability and increase market penetration of the technology career services market through serving the needs of technology professionals and the companies who employ them. We intend to achieve this objective by maintaining and strengthening our position as a leading online technology-focused job board, expanding our customer base, strengthening our brand recognition and our sales force, and developing new channels of distribution. We may pursue these strategies through internal growth, selective acquisitions of companies or assets, joint ventures, licensing arrangements or other strategic initiatives.

  Maintain and strengthen our position as a leading online technology-focused job board

   We believe that our ability to achieve our growth objectives will be enhanced by our ability to maintain and strengthen our position as a leading online technology-focused job board. To achieve this objective, we intend to continue to enhance the services that we provide to both technology professionals seeking jobs and to our customers seeking these professionals. We also intend to broaden our technology-focused offerings, to grow our audience of job seekers and to maintain a strong presence on tech-centric websites which fosters the flow of job seekers to our website.

  Expand our customer base

   Our growth objectives will also be enhanced by increasing both our customer base and the amount of services our customers purchase. Key elements of this strategy include increasing the awareness of our services among direct employers of technology professionals, continuing to strengthen our sales operations, and further developing the use of longer term contractual arrangements with large customers. We may also expand our offerings internationally, as our existing strength as a leader in technology-focused online recruiting will enable us to take advantage of the increasing need for these services outside the U.S.

  Strengthen our brand recognition

   We intend to expand our visibility and contact with a more targeted audience of potential customers of our services, as well as with our existing customers. In addition, we will continue to promote our company and our products through a variety of offline and online media and promotional activities.

  Strengthen our sales force and develop new channels of distribution

   We intend to continue to strengthen our sales organization to reach greater numbers of potential customers. Within our sales organization, we intend to develop new channels of distribution, including expanding the recruitment advertising agency program.

   From time to time, we consider and have discussions regarding various strategic alternatives designed to maximize shareholder value, including possible debt restructurings and sale, merger, joint venture or other business combination alternatives. There can be no assurance, however, that any transaction will occur.

SALES AND MARKETING

  Sales

   We have strengthened our sales organization at dice.com to further penetrate the market for online technology job postings and recruiting services. At dice.com, a corporate-focused field sales group was created in late 2000 to develop longer term contractual arrangements targeting Fortune 1000 companies and other large businesses. Our in-house sales organization includes three specialized teams focused on new account acquisition, maintainance and development of existing accounts, and recruitment advertising agencies and strategic alliance partners.

   As of February 22, 2002, our total sales organization, including MeasureUp, had 44 sales personnel (including sales administration) and 24 customer support personnel.

  Marketing

   Market success in the highly competitive online world requires integrated and intensive marketing. In 2001, we continued to focus on extending our leadership position in online technology recruiting. We promoted our brand strength, industry leadership and competitive advantage to reach greater numbers of potential customers and further strengthen our customer relationships.

   Market conditions changed significantly during 2001, as unemployment increased and many corporations reduced technology spending. As a result, we have continued to place more emphasis on marketing efforts to support targeted customer acquisition and retention, and less emphasis on television and radio campaigns directed toward broader-based job seeker awareness.

   We developed a new print advertising campaign, placing additional emphasis on human resources professionals and highlighting the effectiveness and cost-efficiency of the dice.com service. To support customer acquisition efforts, we launched the DiceReview, an opt-in electronic newsletter providing valuable and unique human resources content. As of February 2002, the DiceReview was received by over 9,000 prospect companies and over 5,000 customer contacts. These activities, combined with ongoing trade show presence, conferences and public relations activities continued to build brand awareness throughout the year.

   We have pursued and completed strategic relationships, such as our agreements with CNET Networks and other technology-focused organizations, to enhance brand awareness for the dice.com brand and to generate traffic through major distribution portals and search engines. We have also completed a number of marketing agreements to become the exclusive provider of job listings and resume registrations for a number of high-traffic technology websites to support dice.com's strategy to retain category leadership by maintaining a unique candidate pool of the most qualified technology professionals.

COMPETITION

   Since the advent of commercial services on the Internet, the number of online job-related services competing for users' attention and spending has proliferated, particularly in the technology industry. We expect that competition will continue to intensify. The intensification of competition has been characterized by pressure to incorporate new capabilities and technologies and aggregate job seekers to utilize services. We compete with horizontally focused online job boards such as Monster.com (TMP Worldwide), Hotjobs.com (Yahoo!), and CareerBuilder (Tribune and Knight Ridder) as well as online job boards focused specifically on the technology job market like BrassRing, Techies.com and ComputerJobs.com. In recent months, several of our competitors have completed acquisitions which will result in their consolidation into fewer, larger and potentially better financed entities. These include the acquisition of Resumix by HotJobs.com in May 2000, the acquisition of HeadHunter.net in November 2001 by CareerBuilder, and the acquisition of Hotjobs.com in February 2002 by Yahoo!. Consolidation by our competitors may allow them to more rapidly acquire significant market share. We also compete with traditional media companies that carry classified advertising, national and regional advertising agencies, Internet portals, specialized and integrated marketing communication firms, executive search firms and search and selection firms. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our services, our pricing and our reputation among our customers and potential customers.

INTELLECTUAL PROPERTY

   We seek to protect our intellectual property through a combination of license agreements, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have no patents or patents pending for our current online services and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We generally pursue the registration of our service marks in the United States and internationally. We have been assigned the DICE trademark; our wholly-owned subsidiary, MeasureUp, Inc., is the trademark owner of MEASUREUP; and we have applied for the registration of additional service marks.

U.S. AND FOREIGN GOVERNMENT REGULATION

   Congress has passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership.

   The European Union also has enacted several directives relating to the Internet and various EU member states have implemented them with national legislation. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the "Action Plan on Promoting the Safe Use of the Internet." Other European Commission directives and national laws address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet.

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

EMPLOYEES

   As of February 22, 2002, we had 153 full-time employees, including 81 in sales, marketing and customer support, 40 in systems and 32 in corporate, finance and administrative positions. Our employees are not represented by any union, and we consider our relations with our employees to be good.

RISK FACTORS

   Every investor or potential investor in Dice should consider the following risks:

  Our limited operating history in our technology career services business makes evaluating our business and prospects difficult.

   Although we commenced operations in October 1994 and our dice.com business has been in operation since 1991, we have had a number of different operating models since that time. We shifted our core business to the technology career services business at the end of 2000 and since then have focused solely on the technology career services aspect of our business. As a result, we have a limited operating history for our current business upon which you can evaluate our business and prospects. Investors should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a business in its early stages of development, particularly in a new and evolving market such as online recruiting. Some of the risks that we face are described in the following paragraphs. Our failure to address these risks could have a material adverse effect on our business, results of operations and financial condition.

  Our historical financial data is of limited value in evaluating our future prospects, because of our recent dispositions and the shift of our core business to the technology career services business.

   Our historical financial data is of limited value in evaluating our future prospects for the following reasons:

   . From June 1996 through December 2000, we generated $44.0 million, cumulatively, of our revenues from our content business.

   . In December 2000, we completed the sale of the certain assets of our content business and we ceased the operations of the remainder of our content businesses in December 2000 and February 2001.

   . Also in December 2000, we transferred certain assets of our educational courseware business and ceased our remaining operations in that business.

   . As a result of these transactions, our results of operations prior to December 2000 do not solely reflect the results of operations of our technology career services business. Since our divestitures of the content business and the education business, we have focused our core business on our technology career services business; and in the future we expect to generate most of our revenues from our technology career services business.

   For the reasons stated above, it may be difficult to compare our future results of operations with our results of operations from previous years.

  We may be adversely affected by an extended downturn in the United States or in the worldwide economy.

   During the recession which began in 2001, employers have reduced or postponed their recruiting efforts generally, and their online recruiting efforts of technology professionals in particular. Demand for online recruitment of technology professionals has also been significantly and adversely affected during this recession. If an economic downturn or recession continues for an extended period in the United States or abroad, our business, financial condition and results of operations could be materially adversely affected.

  We have a history of losses and may need additional financing to continue our operations.

   We have incurred operating losses, as well as net losses, for all of the fiscal years during which we have operated. In the year ended December 31, 2001, we incurred an operating loss of $13.7 million and a net loss of $12.8 million. We expect to continue to incur operating losses and net losses for the foreseeable future.

   We have increased our operating expenses significantly, expanded our sales and marketing operations and have continued to develop and extend our online technology career services. In the future, we may not generate sufficient revenues to pay for all of these operating or other expenses which could have a material adverse effect on our business, results of operations and financial condition.

  We have a substantial amount of indebtedness which could affect our financial condition.

   As of December 31, 2001, we had outstanding $71.2 million principal amount of 7% convertible subordinated notes. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to refinance our debt, issue equity or dispose of assets on a timely basis or on terms satisfactory to us. If we are unable to improve our operating performance, further refinance our debt, or raise funds through asset sales, sales of equity or otherwise, then our ability to pay principal and interest in cash on the notes would also be impaired.

   Our indebtedness could limit our ability to:

   . obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

   .   plan for, or react to, changes in our business and competition;

   .   make future acquisitions; and

   .   react in an extended economic downturn.

  Our quarterly results may fluctuate, which could cause the price of our common stock to fall.

   Our quarterly revenue and results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or results of operations fall below the expectations of investors or market analysts, the price of our common stock could fall. Our quarterly revenue may fluctuate for several reasons, including:

   .   changes in customer demand for online recruiting services;

   .   the cancellation of a significant number of customer accounts; and

   . an increased number of customers may choose to pay for our services on a monthly posting basis instead of an annual subscription basis; to the extent a greater proportion of our revenue is attributable to customers who choose to pay on a monthly posting basis, our operating results may fluctuate to a greater extent from period to period.

   A significant percentage of our expenses are fixed. Moreover, our expense levels are based, in part, on our expectations of future revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to our expectations could cause significant changes in our results of operations from quarter to quarter.

   Because of these factors, we believe that any period-to-period comparisons of our results of operations may not be meaningful and you should not rely on our quarterly revenues and results of operations to predict our future performance.

  If we fail to maintain and develop our reputation and brand recognition our business would be adversely affected.

   We believe that establishing and maintaining the identity of our brands is critical in attracting and maintaining the number of the technology professionals, employers and recruiters using our services, and that the importance of brand recognition will increase due to the growing number of Internet services. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality online technology career services. If users do not perceive our existing online technology career services to be of high quality, or if we introduce new online services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and the attractiveness of our website to technology professionals, employers and recruiters could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we (1) cannot provide high quality online technology career services, (2) fail to protect, promote and maintain our brands, or (3) incur excessive expenses in an attempt to improve our online technology career services or promote and maintain our brands, our business, results of operations and financial condition could be materially adversely affected.

  We compete in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

   The market for our online technology career services is rapidly evolving. Barriers to entry in the online technology career services market are relatively low. Accordingly, new competitors may emerge. We do not own any patented technology that precludes or inhibits competitors from entering the online technology career services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, results of operations and financial condition. We compete with other companies that direct all or portions of their websites towards certain segments or sub-segments of the technology industry. We also compete with traditional media companies that carry classified advertising, national and regional advertising agencies, Internet portals, specialized and integrated marketing communication firms, executive search firms and search and selection firms.

   Many of our competitors may have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively, than we can now. There has also been a trend toward business consolidation in the online recruiting industry. In recent months, several of our competitors have either completed or announced acquisitions which will result in their consolidation into fewer, larger and potentially better financed entities. We may not be able to compete successfully against present or future competitors which could materially adversely affect our results of operations and financial condition.

  We may lose business if we fail to keep pace with rapidly changing technologies.

   Our success is dependent on our ability to adapt to rapidly changing technology and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations and financial condition could be materially and adversely affected.

  We must adapt our business model to keep pace with rapid changes in the online recruiting business.

   Providing career development and recruitment services on the Internet is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments in this area. We do not yet know whether online recruiting will continue to gain market acceptance at its current rate. The adoption of online recruiting and job seeking, particularly among those who have historically relied upon traditional recruiting methods, requires the acceptance of a new way of conducting business, exchanging information and applying for jobs. Our sales force spends a substantial amount of time and resources retaining existing accounts and educating employers and recruiters about our services and training them how to use our services. If we are unable to adapt our business model to keep pace with changes in the online recruiting business, our business, results of operations and financial condition could be materially adversely affected

  The market price of our common stock has been volatile and may decline.

   Our common stock began trading on the Nasdaq National Market System on November 11, 1998. The overall market for the equity securities issued by Internet-related companies has been especially volatile. Our common stock's market price has been highly volatile and has declined significantly since January 2000. The high and low sales prices of our common stock were $89.00 and $25.38 per share in 1999, $53.00 and $4.75 in 2000, and $8.00 and $0.44 in
2001. The closing price of the shares of our common stock on March 7, 2001 was $2.01 per share. Factors that may materially adversely affect the market price of our common stock include the following:

   .   actual or anticipated variations in our financial results and earnings;

   . announcements of technological innovations, new sales formats or new products or services by us or our competitors;

   . changes in financial estimates by securities analysts for us or our competitors;

   .   fluctuations in the stock prices of our competitors;

   .   additions or departures of key personnel;

   . announcements of extraordinary events, including material litigation, acquisitions or changes in pricing policies by us or our competitors;

   .   changes in the market for our online services;

   .   conditions or trends in the Internet and online commerce industries;

   . changes in the economic performance and/or market valuations of other Internet, online service or retail companies;

   . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

   .   general economic, political and market conditions; and

   .   sales or issuances of our common stock.

   The broad market and industry factors referred to above may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we were to be sued in such a securities class action, it could result in substantial costs and a diversion of management's attention and resources.

  Issuances of additional shares of our common stock or substantial sales of our outstanding common stock could adversely affect our stock price.

   As of March 7, 2002, we had 10,956,223 outstanding shares of common stock.

   Under the acquisition agreement pursuant to which we acquired D & L Online, we are obligated to pay the final earnout obligation to the sellers of D & L Online in the amount of $4.0 million in April 2002, of which $2.0 million is payable in cash or common stock, at our option. If we decide to pay $2 million of this earnout obligation in shares of our common stock, rather than cash, we could be required to issue a significant number of new shares, depending on the then current market price of the shares of our common stock and those issuances could have an adverse effect on the market price of our common stock.

   In addition, we may issue equity securities, including shares of our common stock, to finance acquisitions or raise necessary capital in the future. The issuance of equity securities would dilute the ownership interests of our stockholders.

  Delisting of our common stock could have a material adverse affect on the market price of, and the liquidity of the trading market for, our common stock.

   Our common stock is quoted on the Nasdaq National Market. There are a number of continuing requirements that must be satisfied in order for a company's stock to remain eligible for quotation on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $3.00 and a minimum market value of publicly held shares of $15,000,000. On February 14, 2002, we received notification from Nasdaq that we had failed to be in compliance with these requirements over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. To regain compliance with the listing requirements, our common stock must maintain a minimum bid price of $3.00 and our minimum market value of publicly held shares must be $15,000,000 or more, in each case, for ten consecutive trading days at anytime before May 15, 2002. Nasdaq has informed us that, if we have not demonstrated compliance with these two requirements or applied to transfer to the Nasdaq SmallCap Market prior to May 15, 2002, Nasdaq would provide us with notification of its intent to delist our common stock. At that time, we have the right to appeal Nasdaq's decision to the Nasdaq Listing Qualifications Panel. We cannot assure you that any appeal if made would be successful. Although management is exploring ways to regain compliance with the continued listing requirements, we cannot assure you that we will regain compliance in a timely fashion or at all. If we fail to satisfy the continued listing requirements of either the Nasdaq National Market or the Nasdaq SmallCap Market we anticipate that our common stock would be eligible to trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc.

   The delisting of our common stock from Nasdaq could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future or use our shares to make acquisitions. Each of these events could have a material adverse effect on our business, financial condition and operating results.

  Our potential future growth may strain our resources.

   A key part of our strategy is to grow our business and operations, which may strain our managerial, operational and financial resources. To manage acquisitions and future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be successful in effectively managing our growth. If our systems, procedures and controls are inadequate to support our operations, our expansion could be halted and we could lose an opportunity to gain significant market share. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

  We may be unable to consummate potential acquisitions or integrate the operations of companies we acquire, which could adversely affect our business.

   Our growth may depend in part on our ability to identify suitable acquisition candidates and to acquire them on appropriate terms. If we are unable to identify suitable acquisition candidates or acquire them on appropriate terms, our business could be adversely affected. In addition, the anticipated results of any acquisitions may not be realized. We cannot assure you that we will be able to acquire any candidates that we do identify. Even if we are successful in making an acquisition we may encounter risks including the following:

   . expenses, delays and difficulties of integrating the acquired company into our existing organization;

   .   potential disruption of our ongoing business;

   .   diversion of management's attention;

   .   the amortization of the acquired company's intangible assets;

   .   impact on our financial condition due to the timing of the acquisition;

   .   failure to retain key personnel;

   . difficulties integrating the personnel and cultures of the acquired company into our organization; and

   .   potential legal liabilities.

If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition.

  We rely on a number of strategic relationships and the loss of these strategic relationships could adversely affect our business.

   We rely on strategic relationships, like our agreement with CNET and ZDNet to offer dice.com's job seeker services on a private label basis to the CNET and ZDNet audiences and our career channel services agreement with INT Media Group, Inc., to attract job seekers to our online services. These relationships, which continue through April 2004, and August 2002, respectively, may not continue or we may not be able to develop additional third party alliances on acceptable commercial terms. Our inability to maintain current strategic relationships generally or to develop new strategic relationships could have a material adverse effect on our business, results of operations and financial condition.

  We are subject to pending legal proceedings which if determined adversely to us could have a material adverse effect on our business.

   On July 5, 2001, Scott Wainner commenced an arbitration against us before the American Arbitration Association. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between us and Mr. Wainner relating to the purchase by us of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that we have breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. We transferred the websites in question to INT Media Group, Inc. on December 26, 2000. We believe that we have meritorious defenses to Mr. Wainner's claims, and we intend to vigorously contest this proceeding. The hearings in the arbitration have commenced. Due to the inherent uncertainties of arbitration, we cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on our business.

   On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our present and former directors and former officers, and the underwriters of our initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of our initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. We and certain of our present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. We intend to defend the case vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on our business.

   We are party to other claims and litigation that arise in the normal course of business. We believe that the ultimate outcome of those other claims and litigation will not have a material effect on our financial position or results of operations.

  Misappropriation or misuse by licensees of our intellectual property could harm our reputation, affect our competitive position and cost us money.

   We believe that our service marks and other proprietary rights are important to our success and competitive position. Although we generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties, these agreements and efforts may not be effective. Although we generally pursue the registration of our service marks and other intellectual property, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe or misappropriate our copyrights, service marks, trade dress and similar proprietary rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation.

   We have licensed in the past, and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, trade secrets and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that these licensees will not take actions that could materially and adversely affect the value of proprietary rights or the reputation of our online services, either of which could adversely affect our business and reputation.

  Four of our directors or their affiliates own a significant percentage of our shares and may have the power to influence our company and their interests may be adverse to our other stockholders.

   As of March 7, 2002, affiliates of Warburg, Pincus Ventures, L.P., Jack D. Hidary and Murray Hidary owned 31.5% of the aggregate amount of the outstanding shares of our common stock and individually owned the percentage set forth opposite their respective names below. Two of our directors are affiliated with Warburg, Pincus Ventures, L.P. and both Jack Hidary and Murray Hidary, who are brothers, are directors of Dice.

Warburg, Pincus Ventures, L.P. ..............          16.6%
Jack D. Hidary ..............................           7.5%
Murray Hidary ...............................           7.4%

   If the stockholders listed above choose to act or vote in concert, they would have the power to influence the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, mergers and sales of all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into potentially beneficial transactions. Conversely, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the prevailing market price of our common stock.

  Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.

   We derive a substantial majority of our revenues from customers that pay to post their job opportunities and purchase other services. The amounts they are willing to pay for such services depend to a significant degree on the number of job seekers who visit our website. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our online services, could result in decreased usage of our services. If these failures are sustained or repeated, they could reduce the attractiveness of our online services to our users and employment advertisers. An increase in the volume of queries conducted through our online services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our website for extended periods of time, decreasing usage of our services.

   Our operations are dependent in part upon our ability to protect our operating systems against:

   .   physical damage from acts of God;

   .   terrorist attacks or other acts of war;

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

   Overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of information, including credit card numbers and other personal information. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our services. We cannot assure you that we will be able to avoid hackers or some other similar form of system disruption or denial of service attack. Security breaches could have a material adverse effect on our business. In addition, transmission of computer viruses to our Internet websites, whether intentional or inadvertent, could expose us to a material risk of loss or litigation and possible liability. Most general business interruption insurance policies do not cover interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks.

  Our charter documents could make it more difficult for a third party to acquire us.

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

   Our certificate of incorporation authorizes the board of directors to issue up to 2,000,000 shares of "blank check" preferred stock. The board of directors will have the authority without action by our stockholders to fix the rights, privileges and preferences of and to issue, shares of this preferred stock. In addition, our certificate of incorporation provides that the board of directors will be divided into three classes with the directors serving staggered three-year terms. Only the holders of two-thirds of our outstanding capital stock that are entitled to vote in the elections of the board of directors can amend this provision.

  We are dependent on the continued service of key executives and personnel whose expertise would be difficult to replace and, if we fail to retain our key executives and personnel, there could be a material adverse effect on our business.

   Our performance is substantially dependent on the performance of our senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management and key technical personnel. However, these senior managers and others may leave us and could compete with us, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we have not purchased key person life insurance on any members of our senior management.

   Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel. Until recently there has been a shortage of qualified personnel in the online services market, and there may be shortages in the future. We compete intensely for qualified personnel with other companies. If we cannot attract, motivate and retain qualified professionals, our business, results of operations and financial condition could be materially adversely affected.

  We may be liable with respect to the collection and use of users' personal information and our current practices may not be in compliance with proposed new laws and regulations.

   Our business depends on our ability to collect and use personal data from the users of our website. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use and sale by various Internet companies of users' personal information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to any such lawsuits or investigations. Moreover, our current practices regarding the collection and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection and use of user information.

   Additionally, the European Union has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects' privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU's standard for adequacy. Additionally, directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.

   We could also be subject to liability if third parties become able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation.

  Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.

   Congress and various state and local governments, as well as the European Union, have passed legislation that regulates various aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our future results of operations and financial condition.

   A law imposing a three-year moratorium on new taxes on Internet-based transactions was enacted by Congress in October 1998. Although the moratorium was scheduled to expire in 2001, Congress has passed legislation extending this moratorium until November 1, 2003. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state websites. Sales or use taxes imposed upon the sale of products or services over the Internet are not affected by this moratorium.

   Because a number of these laws are relatively new and still in the process of being implemented, we do not know how courts will interpret these laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may reduce the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.  PROPERTIES

   Our headquarters are located in a leased facility in New York City consisting of a total of approximately 5,700 square feet of office space, which lease expires in March 2009.

   We lease 90,000 square feet of office space in Urbandale, Iowa. The lease commenced in October 2001 with an initial term of ten years and an option to renew for an additional ten years or longer. The leases for our former office space in Iowa expired in the fourth quarter of 2001.

   MeasureUp, located in Alpharetta, Georgia, has office space consisting of approximately 9,100 square feet under lease, of which approximately 4,300 square feet is subleased to a third party. The Alpharetta lease and sublease expire in January 2006.

   We have also entered into a sublease with a third party for all 5,500 square feet of office space we lease in Boston. The Boston lease and sublease expire in April 2003.

ITEM 3.  LEGAL PROCEEDINGS

   On July 5, 2001, Scott Wainner commenced an arbitration against us before the American Arbitration Association. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between us and Mr. Wainner relating to the purchase by us of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that we have breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. We transferred the websites in question to INT Media Group, Inc. on December 26, 2000. We believe that we have meritorious defenses to Mr. Wainner's claims, and we intend to vigorously contest this proceeding. The hearings in the arbitration have commenced. Due to the inherent uncertainties of arbitration, we cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on our business.

   On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against us, certain of our present and former directors and former officers, and the underwriters of our initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of our initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. We and certain of our present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. We intend to defend the case vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on our business.

   We are party to other claims and litigation that arise in the normal course of business. We believe that the ultimate outcome of those other claims and litigation will not have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Dice's common stock is quoted on the Nasdaq National Market System ("NASDAQ") (Symbol: DICE). On June 13, 2001, we changed our name from EarthWeb Inc. to Dice Inc. As part of this process we changed the ticker symbol under which our stock trades on the NASDAQ from "EWBX" to "DICE."

   The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for Dice's common stock on NASDAQ:

                                                  High   Low
                                                 ------ ------
                 Year Ended December 31, 2001
                 First Quarter.................. $ 8.00 $ 2.25
                 Second Quarter................. $ 5.45 $ 1.50
                 Third Quarter.................. $ 2.40 $ 0.44
                 Fourth Quarter................. $ 1.85 $ 0.75

                 Year Ended December 31, 2000
                 First Quarter.................. $53.00 $21.88
                 Second Quarter................. $24.25 $ 8.13
                 Third Quarter.................. $17.13 $ 7.75
                 Fourth Quarter................. $18.13 $ 4.75

                 Year Ended December 31, 1999
                 First Quarter.................. $57.88 $34.25
                 Second Quarter................. $89.00 $25.38
                 Third Quarter.................. $50.00 $30.81
                 Fourth Quarter................. $55.31 $30.00

   The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

   There were approximately 178 stockholders of record as of March 7, 2002 and the closing price of Dice's common stock on that day was $2.01

   Dice has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from our audited financial statements and are included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements not included herein. The historical results presented here include the results of operations of content businesses we sold to INT Media Group in December 2000, the education business exited in December 2000 and the remaining content businesses that were exited in February 2001.

                                                  Year Ended December 31,
                                      ----------------------------------------------
                                        2001      2000      1999     1998     1997
                                      --------  --------  --------  -------  -------
                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues............................. $ 56,297  $ 73,823  $ 31,050  $ 3,349  $ 1,135
Cost of revenues.....................    5,039    18,368    10,968    2,131    1,358
                                      --------  --------  --------  -------  -------
Gross profit (deficit)...............   51,258    55,455    20,082    1,218     (223)
                                      --------  --------  --------  -------  -------
Operating expenses:
   Product development...............    4,860     8,999     4,114    1,476    1,003
   Sales and marketing...............   28,562    43,248    27,715    4,547    1,018
   General and administrative........   10,768    13,045     9,875    3,356    2,567
   Restructuring and one-time
    charges, net.....................     (638)   38,675        --       --       --
   Goodwill impairment...............      876        --        --       --       --
   Depreciation......................    4,091     5,292     1,677      699      387
   Amortization......................   16,464    24,010    12,218      417      506
                                      --------  --------  --------  -------  -------
     Total operating expenses........   64,983   133,269    55,599   10,495    5,481
                                      --------  --------  --------  -------  -------
Loss from continuing operations......  (13,725)  (77,814)  (35,517)  (9,277)  (5,704)
Interest expense.....................   (6,138)   (6,076)     (494)     (20)      --
Interest and other income............    1,409     3,454     1,298      327      267
                                      --------  --------  --------  -------  -------
Loss from continuing operations
 before extraordinary item and
 discontinued operations.............  (18,454)  (80,436)  (34,713)  (8,970)  (5,437)
Extraordinary gain on repurchase of
 convertible notes...................    5,609
Loss from discontinued operations....       --        --        --       --   (2,384)
                                      --------  --------  --------  -------  -------
Net loss............................. $(12,845) $(80,436) $(34,713) $(8,970) $(7,821)
                                      ========  ========  ========  =======  =======
Basic and diluted net loss per
 share from continuing operations.... $  (1.75) $  (7.86) $  (3.78) $ (2.37) $ (1.86)
Basic and diluted extraordinary
 gain per share......................      .53        --        --       --       --
Basic and diluted net loss per
 share from discontinued operations..       --        --        --       --    (0.81)
                                      --------  --------  --------  -------  -------
Basic and diluted net loss per share. $  (1.22) $  (7.86) $  (3.78) $ (2.37) $ (2.67)
                                      ========  ========  ========  =======  =======
Weighted average shares of common
 stock outstanding used in
 computing basic and diluted net
 loss per share......................   10,536    10,230     9,180    3,783    2,925
                                      ========  ========  ========  =======  =======
BALANCE SHEET DATA (end of period):
Cash and cash equivalents............ $ 20,225  $ 40,157  $ 13,054  $25,293  $ 4,775
Marketable securities................    4,608     6,322     6,242       --       --
Working capital......................   12,035    22,898     5,525   23,418    4,317
Total assets.........................   73,003   109,604    89,189   30,477    8,514
Long-term obligations................   72,808    82,027     9,250       66       85
Stockholders' (deficit) equity.......  (19,183)   (6,915)    8,910   26,852    6,445

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   We ("Dice" or the "Company") are an industry leader in online technology recruiting and career development, providing direct employers, staffing companies and recruiting firms with access to a broad and unique talent pool of technology professionals. We offer online recruiting and career development services to both technology professionals and the companies that depend on them through dice.com, a leading online technology job board, and through MeasureUp, a leading online provider of technology certification test preparation products.

   We support organizations across industries by helping them hire, train and retain the technology talent needed to compete in today's technology-intensive economy. Employers and recruiters of technology professionals pay for access to our online recruiting services to help them find the right technology employee or contractor. These services include recruitment advertising through job postings on dice.com and access to our database of technology job seekers.

   Technology job seekers look to manage their careers through us by posting their resumes on dice.com, searching dice.com's database of permanent, contract and consulting technology job postings, and using our technology career resources, including MeasureUp's technology certification test preparation products.

   The job postings available in our database, from both technology and non-technology companies, include a wide variety of technology positions from programmers, software engineers and systems administrators to chief information and technology officers and other technology professionals.

   Through December 26, 2000, we owned and operated an online advertising and subscription-supported content business (the "Content Business"). The Content Business provided a comprehensive set of information to information technology professionals serving each of the major vertical markets in the information technology industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, we completed the sale of certain assets of our Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to INT Media Group (formerly known as Internet.com Corporation) and announced that we were exiting our remaining content businesses which primarily included our subscription-based online reference library, ITKnowledge.com (the "Divestiture").

   On June 13, 2001, we changed our name from EarthWeb Inc. to Dice Inc. As part of this process we changed the ticker symbol under which our stock trades on the Nasdaq National Market from 'EWBX' to 'DICE'.

TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The Divestiture should be considered when comparing our results of operations and financial position. In addition to the Divestiture, in December 2000, the Company transferred certain assets of its educational courseware business (the "Education Business") to a third party and ceased the remaining operations of the Education Business. As a result of these transactions, our results of operations subsequent to December 26, 2000 are not comparable to prior historical results and our historical results may not be indicative of future results. To enhance comparability, we have included, after the disclosure of our actual results, a discussion of the results of operations of the continuing businesses and separate financial information that gives effect to these transactions as if the Divestiture and the exit from the Education Business had occurred on January 1, 1999.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to year ended December 31, 2000

  Revenue

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

   The enterprise agreement program, launched during the third quarter of 2000, is an offering targeted to large customers interested in significant enterprise-wide contracts which cover multiple customer offices. The pricing is structured for enterprise needs over a longer time period than traditional "member" relationships.
   Non-member customers are smaller, infrequent users of dice.com's job posting services. The service is paid by credit card, and is provided as a self-service product to reach these customers on a cost-effective basis.

   We also generate revenue through MeasureUp which provides online certification test preparation and related products for technology professionals and also offers instructor-led training classes. Technology professionals preparing for certification exams use these products at training centers or individually online, as well as at our training classes. MeasureUp provides online practice exams to help prepare technology professionals for the actual certification exams.

   Revenues for the year ended December 31, 2001 decreased $17.5 million to $56.3 million from $73.8 million for the year ended December 31, 2000. Paid listing revenues increased by $4.1 million to $50.5 million from $46.4 million due to a change in pricing structure, implemented by dice.com during mid year 2000, which resulted in an increase in the revenue generated per customer and to the impact of entering into a greater number of enterprise agreements, which were launched during the third quarter of 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $2.3 million to $5.8 million from $3.5 million. As a result of the Divestiture and the exit from the Education Business, advertising, subscription and educational courseware revenues decreased by approximately $23.9 million in the year ended December 31, 2001 versus the year ended December 31, 2000. For the each of the years ended December 31, 2001 and 2000 no single customer accounted for more than 2% of revenue. Barter advertising revenue was $5.1 million for the year ended December 31, 2000. The Company had no barter revenue for the year ended December 31, 2001.

  Cost of Revenues

   For the year ended December 31, 2001, Dice's cost of revenues consisted primarily of employee salaries and related expenses for customer support personnel, system support costs and Internet access related to the dice.com and MeasureUp websites, and direct costs associated with training classes.

   For the year ended December 31, 2000, the Company's cost of revenues consisted primarily of employee salaries and related expenses, costs of materials for educational courseware, consulting fees, royalties, Internet access fees, hosting fees, and computer systems-related expenses required to support and deliver the online services of the Content Business.

   Cost of revenues for the year ended December 31, 2001 decreased $13.4 million to $5.0 million from $18.4 million for the year ended December 31, 2000. The decrease in cost of revenues was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $14.6 million of the Company's cost of revenues for the year ended December 31, 2000. These reductions in costs were partially offset by a $0.6 million increase in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com website and to an overall increase in the costs associated with the technology certification test preparation products and certification training classes. In addition, costs related to Internet access, software maintenance and rent for our new co-location facility increased by $0.4 million in 2001.

  Product Development

   Product development expenses consist primarily of employee salaries and related expenses, content conversion costs (in 2000), consulting fees and computer systems related expenses required to improve or enhance existing service offerings. Product development expenses for the year ended December 31, 2001 decreased $4.1 million to $4.9 million from $9.0 million for the year ended December 31, 2000. The decrease in product development expenses was primarily attributable to the Divestiture, as the Content Business accounted for $5.2 million of the Company's product development expenses for the year ended December 31, 2000. This reduction was partially offset by an increase of $1.2 million resulting primarily from an increase in employee related costs incurred to support the existing and future product offerings of dice.com and MeasureUp.

  Sales and Marketing

   Sales and marketing expenses consist primarily of advertising, employee salaries, sales commissions and related costs of Dice's sales force and marketing personnel, and promotional materials. Sales and marketing expenses for the year ended December 31, 2001 decreased $14.6 million to $28.6 million from $43.2 million for the year ended December 31, 2000. The decrease was primarily attributable to the Divestiture and exit from the Education Business, as these businesses accounted for $23.9 million of the Company's sales and marketing expenses for the year ended December 31, 2000. This reduction was partially offset by increases in sales and marketing expenses at dice.com and MeasureUp resulting from an increase in advertising expenses of $5.5 million, which was mostly due to an increase in advertising agency fees and to an increase in advertising programs targeted towards both job seekers and direct employers, including costs associated with becoming the exclusive job listing provider for the CNET, ZDNet and Internet.com websites under agreements signed during 2001. Salaries, commissions and other related employee costs and recruiting fees increased by $3.1 million due to the build out of the sales force at dice.com. Tradeshow and related costs increased by $0.6 million due to an increase in Dice's attendance at and participation in industry tradeshows.

   Barter expense was $0.7 million and $5.1 million for the years ended December 31, 2001 and 2000, respectively.

  General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel; provision for uncollectible accounts; facilities costs; recruiting fees; insurance costs; and professional fees.

   General and administrative expenses for the year ended December 31, 2001 decreased $2.2 million to $10.8 million from $13.0 million for the year ended December 31, 2000. The decrease was primarily attributable to the Divestiture and the exit from the Education Business, as these businesses accounted for $5.4 million of the Company's general and administrative expenses for the year ended December 31, 2000, including an allocation of corporate overhead costs. This decrease was partially offset by an increase of $2.0 million in salary and related employee and facilities costs associated with additional personnel required to support the operations of dice.com and MeasureUp and an increase of $0.7 million in the provision for uncollectible accounts. In addition, the Company recognized a loss of $0.2 million in 2001 on the sublease of excess office space.

  Restructuring and One-Time Charges, net

   During the year ended December 31, 2001, the Company recorded a net benefit from the reversal of restructuring charges and other one-time items of $0.6 million.

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

   Also during 2001 the Company wrote-down the carrying value of obsolete furniture, fixtures and capitalized software by $0.5 million and recognized a total of $0.6 million in additional costs related to the Divestiture
($0.3 million) and other non-recurring professional fees ($0.3 million).

   These charges, which totaled $2.1 million in the aggregate, were offset by the settlement of certain obligations related to the Divestiture and the Content Business ($1.7 million) and by the resolution of certain acquisition related accruals ($0.4 million), at amounts less than originally accrued. The settlements included a reduction in professional fees, a benefit from the relinquishing of office space under lease in New York and various other accruals related to the Content Business.

   In addition, cash collections of accounts receivable of the Content Business was in excess of the allowance for doubtful accounts by $0.6 million.

  Goodwill Impairment

   In December 2001, based on a projection of future cash flows, the Company determined that the value of the goodwill attributable to CCPrep, a certification business acquired in 2000 that is reported as part of MeasureUp, was impaired; and as a result, the Company wrote down these assets by $876,000.

  Depreciation

   Depreciation expense for the year ended December 31, 2001 decreased $1.2 million to $4.1 million from $5.3 million for the year ended December 31, 2000. The decrease was primarily attributable to the Divestiture, as the Content Business accounted for $4.2 million of the Company's depreciation expense in the year ended December 31, 2000. This decrease was offset by the increase in depreciation expense on capitalized website development costs and additional hardware and software purchased during 2001 to support the growth of operations of dice.com and MeasureUp.

  Amortization

   Amortization consists of amortization of intangible assets related to acquisitions. When additional consideration is recorded due to earnout targets being achieved, the additional intangible assets are amortized over the amortization period remaining for the acquisition. Amortization for the year ended December 31, 2001 decreased $7.5 million to $16.5 million from $24.0 million for the year ended December 31, 2000. The decrease was primarily attributable to the write-down and sale of intangible assets as a result of the Divestiture, as the amortization on these assets accounted for $10.5 million of amortization expense for the year ended December 31, 2000. Offsetting this decrease were increases in amortization expense of $2.9 million related to the dice.com and MeasureUp acquisitions due to the additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to the MeasureUp acquisition for the year ended December 31, 2001 versus a partial period in 2000.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the FAS 142 rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, under the provisions of FAS 142, management estimates that amortization expense for the year ended December 31, 2001 would have decreased by $12.8 million from $16.4 million to $3.6 million.

  Interest Expense

   Interest expense consists primarily of interest on the 7% convertible subordinated notes due January 25, 2005 that were issued in January 2000 (the "Convertible Notes"). Interest expense for each of the years ended December 31, 2001 and 2000 was $6.1 million.

  Interest and Other Income

   Interest and other income consist primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the year ended December 31, 2001 decreased $2.1 million to $1.4 million from $3.5 million for the year ended December 31, 2000. The decrease is primarily attributable to lower levels of cash and cash equivalents and marketable securities during the year ended December 31, 2001 compared to the year ended December 31, 2000 and to lower interest rates on invested cash, cash equivalents and marketable securities during 2001.

  Extraordinary Gain

   In August 2001, Dice repurchased $8.8 million principal amount of the Convertible Notes for an aggregate purchase price of $2.98 million in cash plus accrued interest of approximately $43,000. As a result of these repurchases, the Company recorded an extraordinary gain of $5.6 million (net of zero income tax and a write off of $0.2 million of related deferred financing costs). As a result, interest expense will decrease by approximately $0.6 million per year.

  Income Taxes

   No provision for federal and state income taxes has been recorded as Dice has incurred net losses through December 31, 2001. Given Dice's limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by accounting principles generally accepted in the United States and, accordingly, a full valuation allowance has been recorded.

Year ended December 31, 2000 compared to year ended December 31, 1999

  Revenues

   Revenues for the year ended December 31, 2000 increased $42.8 million to $73.8 million from $31.0 million for the year ended December 31, 1999. The increase in revenues was primarily due to increases in customers and the average amount spent per customer in our paid job listing and advertising businesses, increased sales of our subscription and educational courseware products, and the operations of acquired businesses. Specifically, the increase in revenues attributable to (1) a full year of operations in 2000 versus a partial period of operations in the 1999 period for dice.com (formerly known as D & L Online, Inc., (acquired February 1999) and MicroHouse International, Inc. (acquired March 1999) and (2) a partial period of operations in 2000 versus no operations in 1999 for Measure Up, Inc. (acquired February 2000) was approximately $3.4 million. In mid year 2000, the Company changed the pricing structure of the paid job listing business which resulted in an increase in revenue per customer. Revenues from paid job listings accounted for 63%, banner and sponsorship advertising for 23%, and premium products for 14% of total revenues for the year ended December 31, 2000, compared to 51%, 34% and 15%, respectively, of total revenues for the same period in 1999. For the years ended December 31, 2000 and 1999 no customer accounted for more than 2% and 5% of our revenues, respectively. Barter advertising revenue was $5.1 million and $3.1 million for the years ended December 31, 2000 and 1999, respectively. For both periods barter advertising revenues primarily related to the exchange of advertisements, tradeshow booths, and other promotional activities with other companies.

  Cost of Revenues

   Cost of revenues increased $7.4 million to $18.4 million for the year ended December 31, 2000 from $11.0 million for the year ended December 31, 1999. The increase in cost of revenues was primarily attributable to increases in employee related expenses, cost of materials of premium products, computer system related expenses, consulting fees, freelance writing costs and royalties paid needed to support the expansion of the Company's online service offerings. Also, an increase of approximately $1.2 million from the year ended

December 31, 1999 to the year ended December 31, 2000 is attributable to the effect of acquisitions. Cost of revenues grew at a slower rate than revenues primarily as a result of the ability to leverage the cost structure of the paid job listing business.

  Product Development

   Product development expenses increased $4.9 million to $9.0 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. The increase in product development expenses was primarily attributable to an increase in employee related expenses, the redesign of the Company's Content Business websites and the expansion of the Company's online services and product offerings.

  Sales and Marketing

   Sales and marketing expenses increased $15.5 million to $43.2 million for the year ended December 31, 2000 from $27.7 million for the year ended December 31, 1999. The increase was partially attributable to an increase in advertising expenses of approximately $5.6 million due to increased spending on marketing programs designed to enhance brand recognition for our products. Additionally, an increase of approximately $4.7 million was attributable to salaries, commissions and related costs, mainly due to expansion of the sales force. Also, an increase of $1.3 million is attributed to the effect of the acquisitions made in 1999 and 2000. Barter transactions as a percentage of sales and marketing expenses accounted for approximately 12% for the years ended December 31, 2000 and December 31, 1999.

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

  Restructuring and One-time Charges, net

   The restructuring and one-time charges, net, of $38.7 million in 2000 resulted from the sale of the Content Business to INT Media Group (formerly known as Internet.com Corporation) and the decision to exit the Company's remaining content businesses. The components of these charges primarily included a $21.5 million write-off of intangible assets, an $8.4 million write-down of fixed assets and $8.8 million in accrued restructuring costs.

   Components of the accrued restructuring costs as of December 31, 2000 were as follows (in thousands):

              Employee separation costs................... $3,360
              Professional fees...........................  2,400
              Other contractual commitments and exit costs  2,210
              Lease obligations...........................    823
                                                           ------
                 Total.................................... $8,793
                                                           ======

   Employee separation costs of $3.4 million related to the employees of the Content Business and primarily consisted of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees company-wide were notified that their positions were to be eliminated but none were terminated as of December 31, 2000; all of these employees were terminated during 2001. Professional fees of $2.4 million relate to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million were primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions, all of which do not provide the Company any future benefit. Accrued costs for lease obligations of

$0.8 million relate to lease commitments for offices that have been vacated and the termination of various office equipment leases.

   During the year ended December 31, 2001, Dice made cash payments of approximately $7.9 million against these accrued charges and, due to the settlement of some obligations at levels lower than expected, reversed accrued charges by approximately $0.8 million.

  Depreciation

   Depreciation expense increased $3.6 million to $5.3 million for the year ended December 31, 2000 from $1.7 million for the year ended December 31, 1999. The increase was primarily a result of additional purchases of property, equipment and capitalized software and was mainly related to the Content Business.

  Amortization

   Amortization increased $11.8 million to $24.0 million for the year ended December 31, 2000 from $12.2 million for the year ended December 31, 1999. This increase was a result of acquisitions consummated in 2000, a full period of amortization of the intangible assets from the acquisitions consummated in 1999 and payments on earnout obligations.

  Interest Expense

   Interest expense increased $5.6 million to $6.1 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. The increase primarily resulted from the issuance of the Convertible Notes in the first quarter of 2000, which accounted for $5.8 million of the total increase, partially offset by a decrease of $0.2 million in interest expense due to the conversion in 2000 of the convertible notes of MicroHouse, which was acquired in March 1999, into the Company's common stock.

  Interest and Other Income

   Interest and other income increased $2.2 million to $3.5 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. This increase resulted primarily from interest earned on the cash raised from the issuance of the Convertible Notes in the first quarter of 2000.

  Income Taxes

   No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000.

Statements of Operations of Dice Inc. for the Year Ended December 31, 2001 compared to the Continuing Business for the Years Ended December 31, 2000 and 1999.

   The following statements of operations compare the operations of Dice Inc. for the year ended December 31, 2001 and the unaudited statements of operations of the continuing business for the years ended December 31, 2000 and 1999 as if the Divestiture and the exit from the Education Business had occurred on January 1, 1999. These statements of operations exclude the restructuring and one-time charges, net, resulting from the sale and exit of the Content Business.

   The unaudited statements of operations of the continuing business for the years ended December 31, 2000 and 1999 include allocations of certain of the Company's general corporate overhead costs in 2000 and 1999. These overhead costs primarily included those associated with the executive, legal, accounting, tax, insurance, investor and public relations, and corporate marketing areas of the Company. These allocations were either based on the ratio of the costs of the continuing business to the Company's total costs or based on the ratio of the number of employees of the continuing business to the Company's total number of employees.

   The unaudited statements of operations for the continuing business for the years ended December 31, 2000 and 1999 are presented below for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the Divestiture and exit from the Education Business occurred as of January 1, 1999 nor are they necessarily indicative of future results of operations.

 Statements of Operations Dice Inc. and of the Continuing Business (unaudited)

                                           Year ended December 31,
                                          -------------------------
                                            2001     2000    1999
                                          --------  ------- -------
                                                (in thousands)
           Revenues...................... $ 56,297  $49,931 $15,873
           Cost of revenues..............    5,039    3,733   1,550
                                          --------  ------- -------
           Gross profit..................   51,258   46,198  14,323
                                          --------  ------- -------
           Operating expenses:
              Product development........    4,860    3,784     752
              Sales and marketing........   28,562   19,347   7,407
              General and administrative.   10,768    7,614   5,579
              Goodwill impairment........      876       --      --
              Depreciation...............    4,091    1,089     300
              Amortization...............   16,464   13,541   7,658
                                          --------  ------- -------
           Total operating expenses......   65,621   45,375  21,696
                                          --------  ------- -------
           Income (loss) from operations. $(14,363) $   823 $(7,373)
                                          ========  ======= =======

   The following discussion provides an analysis of revenues, costs of revenues and other operating expenses of Dice Inc. for the year ended December 31, 2001 and the Continuing Businesses for the years ended December 31, 2000 and 1999.

Year ended December 31, 2001 compared to year ended December 31, 2000

  Revenues

   Revenues increased $6.4 million from $49.9 million in 2000 to $56.3 million in 2001. Paid listing revenues increased by $4.1 million to $50.5 million from $46.4 million due to a change in pricing structure, implemented by dice.com in midyear 2000, which resulted in an increase in the revenue generated per customer and to the impact of entering into a greater number of enterprise agreements, which were launched during the third quarter of 2000. Due to the growth in the number of customers and student attendance at training classes, certification and training class revenue increased by $2.3 million to $5.8 million from $3.5 million.

  Cost of Revenues

   Cost of revenues increased $1.3 million from $3.7 million in 2000 to $5.0 million in 2001. This increase was due to an increase of $0.6 million in employee-related expenses due to additional customer support and network operations personnel required to support and enhance the dice.com website and to an overall increase in the costs associated with the technology certification test preparation products and the certification training classes. In addition, costs related to Internet access, software maintenance and rent for our new co-location facility increased by $0.4 million in 2001.

  Product Development

   Product development increased $1.1 million from $3.8 million in 2000 to $4.9 million in 2001 primarily as a result of an increase in employee related costs incurred to support the existing and future product offerings of dice.com and MeasureUp.

  Sales and Marketing

   Sales and marketing expense increased $9.3 million from $19.3 million in 2000 to $28.6 million in 2001. The increase in sales and marketing expense primarily resulted from an increase in advertising expenses of $5.5 million, reflecting an increase in advertising agency fees and an increase in advertising programs targeted towards both job seekers and direct employers, including costs associated with becoming the exclusive job listing provider for the CNET, ZDNet and Internet.com websites under agreements signed during 2001. Salaries, commissions and related costs and recruiting fees also increased by $3.1 million due to the build out of the sales force at dice.com and MeasureUp. Tradeshow and related costs increased by $0.6 million due to an increase in Dice's attendance at and participation in industry tradeshows.

  General and Administrative

   General and administrative expenses increased $3.2 million from $7.6 million in 2000 to $10.8 million in 2001. The increase is primarily due to an increase of $2.0 million in salary and related employee and facilities costs associated with additional personnel required to support the operations of dice.com and MeasureUp and to an increase of $0.7 million in the provision for uncollectible accounts. In addition, the Company recognized a loss of $0.2 million in 2001 on the sublease of excess office space.

  Goodwill Impairment

   In December 2001, based on a projection of future cash flows, the Company determined that the value of the goodwill attributable to CCPrep, a certification business acquired in 2000 that is reported as part of MeasureUp, was impaired; and as a result, the Company wrote down these assets by $876,000.

  Depreciation

   Depreciation expense increased $3.0 million from $1.1 million in 2000 to $4.1 million in 2001. This increase was due to an increase in capitalized website development costs and to additional hardware and software purchased during 2001 to support the growth of operations of dice.com and MeasureUp.

  Amortization

   Amortization expense increased approximately $3.0 million from $13.5 million in 2000 to $16.5 million in 2001 as a result of the additional consideration earned as a result of performance targets achieved in 2000 and 2001 by dice.com and in 2000 by MeasureUp and also due to a full period of amortization expense related to the MeasureUp acquisition for the year ended December 31, 2001 versus a partial period of operations in the same period for 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

  Revenues

   Revenues increased $34.0 million from $15.9 million in 1999 to $49.9 million in 2000. The increase in revenues between periods primarily resulted from an overall increase in paid listing customers and a change in pricing structure, implemented by dice.com in midyear 2000, which resulted in an increase in the revenue generated per customer. In addition, $2.2 million of the increase is attributed to the effect of the acquisitions of dice.com and MeasureUp.

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

  General and Administrative

   General and administrative expenses increased $2.0 million from $5.6 million in 1999 to $7.6 million in 2000. The increase in general and administrative expenses was partially attributable to increases in the Company's provision for uncollectible accounts resulting from the overall increase in revenues. There were also increases in salaries and other employee related expenses and in facilities related expenses in order to support and grow the continuing businesses of the Company. Additionally, an increase of approximately $0.7 million is attributed to the effect of acquisitions.

  Depreciation

   Depreciation expense increased $0.8 million from $0.3 million in 1999 to $1.1 million in 2000. The increase was primarily the result of additional property and equipment to support the growth of operations of dice.com.

  Amortization

   Amortization expense increased $5.9 million from $7.6 million in 1999 to $13.5 million in 2000. Of the increase, $4.1 million was due to the acquisition of MeasureUp and the related intangible assets acquired. The remaining increase resulted from additional consideration earned as a result of performance targets achieved by dice.com.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

   Dice historically has satisfied its cash requirements primarily through offerings of common stock and convertible notes and through lease financings. As a result of the disposition and sale of the Content Business we believe that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce certain of its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company. However, a majority of the Company's costs are fixed in nature and, therefore, if demand for the Company's services is lower than anticipated in the near term, that decrease in demand will lower the availability of funds to the Company to fund its operations.

   Dice will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of the Company, which may require the use of cash, or Dice may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in dilution to Dice's stockholders.

   The Company has outstanding $71.2 million of 7% Convertible Subordinated Notes due in January 2005. During 2001, the Company repurchased $8.8 million face value of the notes for $2.98 million in cash, plus accrued interest. The Company may consider further repurchases of the notes prior to their maturity on terms that the Company deems favorable. Any further repurchases may require the use of cash or the Company may issue additional debt or equity securities. The issuance of additional securities could result in dilution to the existing shareholders. The Convertible Notes carry a coupon of 7% interest annually, currently totaling $5.0 million in interest payments, made semi-annually each January and July. A payment of $2.5 million was made in January 2002.

   Substantially all of Dice's cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $24.8 million at December 31, 2001.

   Net cash used in operating activities was $5.6 million for the year ended December 31, 2001. Cash used in operations was primarily for payments related to the accrued restructuring charge of $7.9 million, payments of accounts payable and accrued liabilities totaling $4.3 million (the majority of which was related to the Content Business) and interest payments of $5.6 million on the Convertible Notes. These usages were partially offset by net collections of accounts receivable of $3.9 million (of which $3.7 million was related to accounts receivable of the Content Business).

   Net cash used in investing activities was $4.7 million for the year ended December 31, 2001 and was primarily attributable to purchases of fixed assets of $6.4 million and investment securities of $4.5 million, which was partially offset by $6.2 million in maturities of investment securities.

   Net cash used in financing activities for the year ended December 31, 2001 was $9.7 million and was primarily attributable to payments of $5.3 million for obligations under acquisition agreements, payments of $3.0 million for the repurchase of convertible notes and payments of $2.0 million on notes payable and capital leases.

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 were achieved and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and the Company does not have any earnout obligations to the sellers of MeasureUp for 2001. The Company has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in cash and/or common stock, at the Company's option.

   On February 14, 2002, we received notification from Nasdaq that we had failed to maintain a minimum bid price of $3.00 and a minimum market value of publicly held shares of $15,000,000 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. To regain compliance with the listing requirements, our common stock must meet each of these requirements for ten consecutive trading days at anytime before May 15, 2002. Although management is exploring ways to regain compliance with the continued listing requirements, we cannot assure you that we will regain compliance in a timely fashion or at all. If we fail to satisfy the continued listing requirements of either the Nasdaq National Market or the Nasdaq SmallCap Market we anticipate that our common stock would be eligible to trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. The delisting of our common stock from Nasdaq could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock, which would make it more difficult for us to raise capital in the future or use our shares to make acquisitions.

   The Company has long term obligations for operating leases (principally for its new leased facilities in Urbandale, Iowa) which aggregate $12.5 million through 2011, of which $1.4 million is payable in 2002; and obligations under capital leases aggregating $2.1 million through 2004, including interest, of which $1.2 million is payable in 2002. In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $10.6 million through 2004, of which approximately $5.6 million is payable in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the FAS 142 rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, under the provisions of FAS 142, management estimates that amortization expense for the year ended December 31, 2001 would have decreased by $12.8 million from $16.4 million to $3.6 million.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 in the first quarter of 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

   We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  Goodwill and Other Intangible Assets

   The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that suggest impairment. Dice determines if the carrying amount of an asset is impaired based on anticipated undiscounted cash flows before interest and income taxes. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows before interest and income taxes, discounted at a rate commensurate with the risk involved.

   Intangible assets, which include goodwill and other intangible assets, resulting from acquisitions of websites and other assets, are being amortized using the straight-line method over three to five years which approximates the expected period of benefit.

  Risk and Uncertainties

   Dice has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend Dice's online service brands, the rejection of Dice's services by Web consumers, vendors and/or advertisers, the inability of Dice to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that Dice does not successfully execute its business plan, certain assets may not be recoverable.

  Bad Debt

   Dice maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice's significant estimates include the useful lives and valuation of fixed assets and intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and outstanding debt. The Company does not use derivative financial instruments in its investment portfolio. The Company mainly invests its excess cash in short-term debt instruments of United States government agencies and high quality money market instruments. If market rates increase, the Company runs the risk that the related income of certain of those holdings will be less than those that could be obtained from newer issues of similar securities, and that the fair market value of these securities will decline in value.

   At December 31, 2001 the Company's outstanding debt approximated $71.3 million, all of which constitute fixed rate obligations.

  Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of December 31, 2001, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors.........................................................................  36
Report of Independent Accountants......................................................................  37
Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................  38
Consolidated Statements of Operations for the fiscal years ended December 31, 2001, 2000 and 1999......  39
Consolidated Statements of Stockholders' (Deficit) Equity for the fiscal years ended December 31, 2001,
  2000 and 1999........................................................................................  40
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, 2000 and 1999......  41
Notes to Consolidated Financial Statements.............................................................  42

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Dice Inc.:

   We have audited the accompanying consolidated balance sheet of Dice Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at
Item 14(a) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dice Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /S/   ERNST & YOUNG LLP

New York, New York
January 25, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EarthWeb Inc.:

   In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows present fairly, in all material respects, the consolidated financial position of EarthWeb Inc. and its subsidiaries (the "Company") at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index at Item 14(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        /S/  PRICEWATERHOUSECOOPERS LLP

New York, New York
February 7, 2001

                                   DICE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                              -----------------------
                                                                                 2001         2000
                                                                               ---------   ---------
                                                                              (In thousands except pe
                                                                                    share data)
                                   ASSETS
Current assets
   Cash and cash equivalents................................................. $  20,225    $  40,157
   Marketable securities.....................................................     4,608        6,322
   Accounts receivable, net of allowance for doubtful
     accounts of $1,253 in 2001 and $2,352 in 2000...........................     2,708        8,293
   Prepaid expenses and other current assets.................................     3,872        2,618
                                                                               ---------   ---------
       Total current assets..................................................    31,413       57,390
   Fixed assets, net.........................................................     9,993        6,842
   Intangible assets, net....................................................    28,245       40,370
   Restricted cash...........................................................     1,057        1,117
   Other assets, net.........................................................     2,295        3,885
                                                                               ---------   ---------
       Total assets.......................................................... $  73,003    $ 109,604
                                                                               =========   =========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable.......................................................... $     701    $   2,999
   Accrued expenses..........................................................     5,714        8,424
   Accrued interest..........................................................     2,178        2,434
   Accrued restructuring charge..............................................        42        8,793
   Deferred revenue..........................................................     5,506        5,963
   Amounts due under acquisition agreements..................................     4,000        4,096
   Leases payable--current...................................................     1,094        1,259
   Notes payable--current....................................................       143          524
                                                                               ---------   ---------
       Total current liabilities.............................................    19,378       34,492
Long term debt...............................................................    71,200       80,156
Leases payable...............................................................       793          688
Other liabilities............................................................       815        1,183

Commitments and contingencies (Note 11)

Stockholders' (deficit) equity
   Common stock, par value $.01; 75,000 shares authorized; 10,659 and 10,402
     shares issued in 2001 and 2000, respectively............................       107          104
   Additional paid in capital................................................   126,204      125,558
   Accumulated other comprehensive income (loss).............................        (4)          55
   Treasury stock at cost, 9 and 5 shares in 2001 and 2000, respectively.....      (213)        (200)
   Accumulated deficit.......................................................  (145,277)    (132,432)
                                                                               ---------   ---------
       Total stockholders' (deficit) equity..................................   (19,183)      (6,915)
                                                                               ---------   ---------
       Total liabilities and stockholders' (deficit) equity.................. $  73,003    $ 109,604
                                                                               =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DICE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year ended December 31,
                                                      -----------------------------------
                                                         2001          2000       1999
                                                       --------      --------   --------
                                                      (In thousands except per share data

Revenues............................................. $ 56,297      $ 73,823   $ 31,050
Cost of revenues.....................................    5,039        18,368     10,968
                                                       --------      --------   --------
Gross profit.........................................   51,258        55,455     20,082
                                                       --------      --------   --------
Operating expenses:
   Product development...............................    4,860         8,999      4,114
   Sales and marketing...............................   28,562        43,248     27,715
   General and administrative........................   10,768        13,045      9,875
   Restructuring and one time charges, net...........     (638)       38,675         --
   Goodwill impairment...............................      876            --         --
   Depreciation......................................    4,091         5,292      1,677
   Amortization......................................   16,464        24,010     12,218
                                                       --------      --------   --------
       Total operating expenses......................   64,983       133,269     55,599
                                                       --------      --------   --------
Loss from operations.................................  (13,725)      (77,814)   (35,517)
Interest expense.....................................   (6,138)       (6,076)      (494)
Interest and other income............................    1,409         3,454      1,298
                                                       --------      --------   --------
Loss before extraordinary item.......................  (18,454)      (80,436)   (34,713)
Extraordinary gain on repurchase of convertible notes    5,609            --         --
                                                       --------      --------   --------
Net loss............................................. $(12,845)     $(80,436)  $(34,713)
                                                       ========      ========   ========
Loss per share before extraordinary item............. $  (1.75)     $  (7.86)  $  (3.78)
Extraordinary gain per share.........................      .53            --         --
                                                       --------      --------   --------
Basic and diluted net loss per share................. $  (1.22)     $  (7.86)  $  (3.78)
                                                       ========      ========   ========
Weighted average shares of common stock
   outstanding used in computing basic and diluted
   net loss per share................................   10,536        10,230      9,180
                                                       ========      ========   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                   DICE INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                               Accumulated
                                                    Common Stock   Additional     Other
                                                    -------------   Paid In   Comprehensive   Unearned   Accumulated
                                                    Shares Amount   Capital   Income (Loss) Compensation   Deficit
                                                    ------ ------  ---------- ------------- ------------ -----------
                                                                                                (In thousands)
Balance at December 31, 1998.......................  7,904  $ 79    $ 44,583      $ --        $  (327)    $ (17,283)
Issuance of common stock...........................    750     8      24,967
Exercise of stock options..........................    208     2         966
Stock issued in Employee Stock Purchase Plan.......     34               464
Stock issued in acquisitions.......................    922     9      38,263
Issuance of non-qualified stock options............                    1,793                   (1,060)
Forfeitures of below market stock options..........                     (234)                     234
Amortization of unearned compensation..............                                               767
Beneficial conversion feature on note payable......                      482
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                                110
   Net loss........................................                                                         (34,713)

   Comprehensive loss..............................
                                                    ------  ----    --------      ----        -------     ---------

Balance at December 31, 1999.......................  9,818    98     111,284       110           (386)      (51,996)
Exercise of stock options..........................     78     1         309
Stock issued in Employee Stock Purchase Plan.......     52     1         658
Stock issued in acquisitions.......................    454     4      12,549
Forfeitures of below market stock options..........                     (283)                     283
Amortization of unearned compensation..............                                               103
Amortization of restricted stock grant.............                      141
Acceleration of option vesting.....................                      900
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                                (55)
   Net loss........................................                                                         (80,436)

   Comprehensive loss..............................
                                                    ------  ----    --------      ----        -------     ---------

Balance at December 31, 2000....................... 10,402   104     125,558        55             --      (132,432)
Exercise of stock options..........................     32     1          97
Stock issued in Employee Stock Purchase Plan.......    215     2         366
Vesting and Amortization of restricted stock grant.     10               134
Purchase of treasury stock.........................
Acceleration of option vesting.....................                       49
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                                (59)
   Net loss........................................                                                         (12,845)

   Comprehensive loss..............................
                                                    ------  ----    --------      ----        -------     ---------
Balance at December 31, 2001....................... 10,659  $107    $126,204      $ (4)       $    --     $(145,277)
                                                    ======  ====    ========      ====        =======     =========

                                                    Treasury Stock
                                                    -------------            Comprehensive
                                                    Shares  Amount  Total        Loss
                                                    ------  ------ --------  -------------

Balance at December 31, 1998.......................   5     $(200) $ 26,852
Issuance of common stock...........................                  24,975
Exercise of stock options..........................                     968
Stock issued in Employee Stock Purchase Plan.......                     464
Stock issued in acquisitions.......................                  38,272
Issuance of non-qualified stock options............                     733
Forfeitures of below market stock options..........                      --
Amortization of unearned compensation..............                     767
Beneficial conversion feature on note payable......                     482
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                     110    $    110
   Net loss........................................                 (34,713)    (34,713)
                                                                               --------
   Comprehensive loss..............................                            $(34,603)
                                                      -     -----  --------    ========

Balance at December 31, 1999.......................   5      (200)   58,910
Exercise of stock options..........................                     310
Stock issued in Employee Stock Purchase Plan.......                     659
Stock issued in acquisitions.......................                  12,553
Forfeitures of below market stock options..........                      --
Amortization of unearned compensation..............                     103
Amortization of restricted stock grant.............                     141
Acceleration of option vesting.....................                     900
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                     (55)   $    (55)
   Net loss........................................                 (80,436)    (80,436)
                                                                               --------
   Comprehensive loss..............................                            $(80,491)
                                                      -     -----  --------    ========

Balance at December 31, 2000.......................   5      (200)   (6,915)
Exercise of stock options..........................                      98
Stock issued in Employee Stock Purchase Plan.......                     368
Vesting and Amortization of restricted stock grant.                     134
Purchase of treasury stock.........................   4       (13)      (13)
Acceleration of option vesting.....................                      49
Comprehensive loss:
   Unrealized gain/(loss) on "available-for-sale"
    marketable securities..........................                     (59)   $    (59)
   Net loss........................................                 (12,845)    (12,845)
                                                                               --------
   Comprehensive loss..............................                            $(12,904)
                                                      -     -----  --------    ========
Balance at December 31, 2001.......................   9     $(213) $(19,183)
                                                      =     =====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DICE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                            ----------------------------
                                                                              2001      2000      1999
                                                                            --------  --------  --------
                                                                                   (In thousands)
Cash flows from operating activities:
   Net loss................................................................ $(12,845) $(80,436) $(34,713)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation............................................................    4,091     5,292     1,677
   Amortization of intangible assets.......................................   16,464    24,010    12,218
   Goodwill impairment.....................................................      876        --        --
   Amortization of deferred financing costs................................      534       589        --
   Amortization of barter advertising costs................................      720        --        --
   Restructuring and one-time charges, net.................................   (1,736)   38,675        --
   Non-cash interest expense...............................................       --       106       376
   Provision for doubtful accounts.........................................    1,769     1,792       426
   Extraordinary gain on repurchase of convertible notes...................   (5,609)       --        --
   Loss on write down of fixed assets......................................      592        --        --
   Charge related to issuance of stock options and restricted stock........      143       244       767
Changes in operating assets and liabilities:
   Accounts receivable.....................................................    3,948    (6,150)   (2,640)
   Prepaid expenses and other assets.......................................   (1,314)     (585)   (1,613)
   Accounts payable and accrued expenses...................................   (4,277)     (778)    4,566
   Accrued interest........................................................     (256)    2,402        --
   Accrued restructuring reserve...........................................   (7,924)       --        --
   Deferred revenue........................................................     (316)    4,864       905
   Other, net..............................................................     (418)        8       616
                                                                            --------  --------  --------
Net cash used in operating activities......................................   (5,558)   (9,967)  (17,415)
                                                                            --------  --------  --------
Cash flows from investing activities:
   Purchases of fixed assets...............................................   (6,439)  (12,319)   (3,863)
   Acquisitions, net of cash acquired......................................       --   (15,988)   (8,330)
   Proceeds from sale of Content Business..................................       --       500        --
   Restricted cash.........................................................       60        --      (500)
   Purchase of investment securities.......................................   (4,527)   (6,159)   (6,841)
   Maturities of investment securities.....................................    6,180     6,200        --
                                                                            --------  --------  --------
Net cash used in investing activities......................................   (4,726)  (27,766)  (19,534)
                                                                            --------  --------  --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net.............................      466       310    26,406
   Proceeds from issuance of convertible notes, net........................       --    77,151        --
   Payments for repurchase of convertible notes............................   (2,982)       --        --
   Payments of obligations under acquisition agreements....................   (5,310)  (10,901)       --
   Payments of principal on capital leases and notes payable...............   (2,001)   (1,724)   (1,696)
   Reimbursements for capital lease payments...............................      179        --        --
                                                                            --------  --------  --------
Net cash (used in) provided by financing activities........................   (9,648)   64,836    24,710
                                                                            --------  --------  --------
Net change in cash and cash equivalents for the year.......................  (19,932)   27,103   (12,239)
Cash and cash equivalents, beginning of year...............................   40,157    13,054    25,293
                                                                            --------  --------  --------
Cash and cash equivalents, end of year..................................... $ 20,225  $ 40,157  $ 13,054
                                                                            ========  ========  ========
Supplemental cash flow information:
   Interest paid........................................................... $  5,680  $  2,993  $    116
Summary of non-cash transactions:
   Conversion of promissory notes to shares of common stock................       --     5,848        --
   Common stock issued for acquisitions....................................       --     6,705    38,272
   Acquisition of computer equipment and software through capital leases,
     net of trade-in.......................................................    1,395     2,051     1,144

  The accompanying notes are an integral part of these consolidated financial statements.

                                   DICE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

   Dice Inc. ("Dice" or the "Company"), (formerly known as EarthWeb Inc.), a Delaware corporation, provides online technology recruiting and career development services. Dice provides services to hire, train and retain technology professionals through dice.com, an online job board for technology professionals, and through MeasureUp, a provider of test preparation products for technology-related professional certifications.

   Through December 26, 2000, Dice also owned and operated an online advertising and subscription supported content business (the "Content Business"). The Content Business of Dice provided information to information technology professionals serving each of the major vertical markets in the technology industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

   On December 26, 2000, Dice completed the sale of certain assets of the Content Business to INT Media Group, Inc. ("INT Media Group"). These assets primarily consisted of websites, certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those websites. In addition, on December 26, 2000, Dice announced that it was exiting the remaining content businesses that were not sold to INT Media Group, which primarily included its subscription based online reference library, ITKnowledge.com (the "Divestiture").

   Dice has sustained net losses and negative cash flows from operations since its inception. Dice's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financings to fund operations. Management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce certain of its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Principles of Consolidation

   The consolidated financial statements include the accounts of Dice and its principal subsidiaries, Dice Career Solutions, Inc., EW Knowledge Products, Inc. and Measure Up, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

   Dice generates revenue from the following sources:

  Technology Career Services

   Paid job listings. Paid job listing revenues are derived from the sale of technology job listings to recruiters and employers on the dice.com website. Paid job listing revenues are recognized ratably over the period in which the customer contracts to display job listings.

   Test preparation and on-line certification. Revenues from MeasureUp are derived by providing online certification test preparation and related products for technology professionals and offering instructor led training classes. Technology professionals preparing for certification exams use these products at training centers or

                                   DICE INC.

individually online, as well as at our training classes. Revenue from MeasureUp's online certification preparation exams and other training courses is recognized ratably as courses are provided. Revenue from the sale of CD-ROM test preparation exams is recognized when the product is shipped.

  Content Business

   Through December 26, 2000, Dice generated the following types of revenues from content businesses that were either sold or discontinued:

   Advertising. Advertising revenues were derived from the sale of advertising space on the websites of the Content Business. Advertising revenues were recognized over the period in which the advertisements were displayed, provided that no significant Company obligations remained and collection of the receivable was reasonably assured. Company obligations typically included guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions were not met, the Company deferred recognition of the corresponding revenues until the guaranteed impressions were achieved.

   Revenues and expenses from barter transactions were recorded based upon estimated fair value of the advertisements delivered. Fair value of advertisements delivered was based upon the Company's historical practice of receiving cash for similar advertisements. Revenue from barter transactions (representing advertisements given) was recognized as income when advertisements were delivered on the Company's websites. Barter expense (representing advertisements received) was recognized when the Company's advertisements were run on other companies' websites, which was typically in the same period in which the related barter revenue was recognized. Accordingly, the revenue approximated the direct costs attributed to barter in each period presented. For the years ended December 31, 2000 and 1999, barter transactions were $5.1 million and $3.1 million, respectively.

   IT Educational Courseware. The Company sold manuals for IT training classes. Educational courseware revenue was recognized as technical support information was shipped. When a product sale included the right to receive updates, revenue was recognized over the term of the total deliveries based on the relative value of each delivered product.

   Subscription Revenue. The Company offered monthly and yearly subscriptions for ITKnowledge.com, TPJ.com and SupportSource.com. Subscription revenue was recognized ratably over the term of the subscription. Accordingly, amounts received for services which had not yet been provided were reflected as deferred revenue in the accompanying balance sheets.

Cash and Cash Equivalents

   All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash is reported separately on the balance sheet.

Concentration of Credit Risk

   Substantially all of Dice's excess cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. Dice performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable.

   Accounts receivable allowances are provided for estimated uncollectible accounts, sales discounts and returns. Accounts receivable are stated net of allowances for doubtful accounts of approximately $1.3 million and $2.4 million as of December 31, 2001 and 2000, respectively. One customer accounted for approximately 3%

                                   DICE INC.

and one customer accounted for approximately 8% of the accounts receivable balance at December 31, 2001 and 2000, respectively. For each of the years ended December 31, 2001 and 2000 no customer accounted for more than 2% of revenues.

Marketable Securities

   Dice's marketable securities are comprised of U.S. government securities and corporate equity securities with readily determinable market values. Marketable securities are classified and accounted for as "available-for-sale" and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders' (deficit) equity. If management determines that an unrealized loss is other than temporary, such loss will be charged to the statement of operations.

Fixed Assets

   Depreciation of equipment, furniture and fixtures, computer software and capitalized website development costs are provided under the straight-line method over estimated useful lives ranging from two to five years. Amortization of leasehold improvements is provided over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Goodwill and Other Intangible Assets

   The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that suggest impairment. Dice determines if the carrying amount of an asset is impaired based on anticipated undiscounted cash flows before interest and income taxes. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows before interest and income taxes, discounted at a rate commensurate with the risk involved.

   Intangible assets, which include goodwill and other intangible assets, resulting from acquisitions of websites and other assets, are being amortized using the straight-line method over three to five years which approximates the expected period of benefit.

Bad Debt

   Dice maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

   Dice recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets and operating loss carryforwards.

Risks and Uncertainties

   Dice has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend Dice's online service brands, the rejection of Dice's

                                   DICE INC.

services by Web consumers, vendors and/or advertisers, the inability of Dice to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that Dice does not successfully execute its business plan, certain assets may not be recoverable.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice's significant estimates include the useful lives and valuation of fixed assets and intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

Advertising Costs

   Advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising expense amounted to approximately $8.8 million, $21.4 million and $11.8 million, respectively.

Net Loss Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There were 3,727,733, 2,840,835 and 1,806,377 options outstanding as of December 31, 2001, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future. These options and the shares of common stock that would result from conversion of the $71.2 million convertible subordinated notes (see Note 8) and other common stock equivalent shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company has determined that their only item of comprehensive income (loss) relates to its unrealized gain (loss) on marketable securities available-for-sale.

Segments

   Dice adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Dice has determined that it does not have any separately reportable business segments.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have

                                   DICE INC.

indefinite lives, will no longer be amortized, but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the FAS 142 rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and other intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, under the provisions of FAS 142, management estimates that amortization expense for the year ended December 31, 2001 would have decreased by $12.8 million from $16.4 million to $3.6 million.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 in the first quarter of 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

NOTE 3--ACQUISITIONS

   In February 2000, the Company acquired MeasureUp, Inc. ("MeasureUp"), a company that provides online certification preparation and assessment solutions for technology professionals. Total consideration for the acquisition was $15.0 million, plus contingent earnout obligations based on the achievement of certain financial targets during each of the years 2000, 2001 and 2002. The purchase price consisted of $10.0 million in cash paid at closing, and $2.7 million in cash and 150,947 shares of the Company's common stock paid during the remainder of 2000. Under the terms of the acquisition agreement and a related escrow agreement, the 150,947 shares of the Company's common stock paid in May 2000 were released from escrow and 41,387 shares remain in escrow to secure potential future payments. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and, therefore, the Company does not have any earnout obligations to the sellers of MeasureUp for 2001. The Company may have remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company's option.

   During 2000, the Company acquired the CCPrep and NetCerts websites, respectively, both of which offer online certification preparation products and services designed for technology professionals seeking certification for Cisco products. The aggregate purchase price of both acquisitions was $3.2 million, $1.9 million of which was paid in cash and $1.3 million was paid with 41,247 shares of the Company's common stock. In December 2001, based on a projection of future cash flows, Dice determined that the value of the goodwill attributable to these assets was impaired and as a result the Company wrote down these assets by $876,000.

   In February 2000, the Company acquired Cambridge Information Network ("CIN"), a leading website for information technology executives. The consideration totaled approximately $8.0 million, $7.0 million of which was paid in cash and $1.0 million of which was paid with 39,678 shares of common stock. As part of the Divestiture, CIN was sold to INT Media Group on December 26, 2000.

   Under terms of the acquisition agreement for D & L Online, Inc., which was acquired in February 1999, the Company has earnout obligations to the sellers of D & L Online, Inc. based on the attainment of certain financial

                                   DICE INC.

targets. Based on results achieved in 1999 and 2000, $4.0 million was paid in each of April 2000 and April 2001, comprised of $6.0 million in cash and $2.0 million in common stock. The financial targets for 2001 were achieved and, therefore, Dice will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price of each has been allocated to assets acquired and liabilities assumed based on their respective fair values. Intangible assets, representing the unallocated excess of purchase price, plus transaction expenses, over the net assets acquired, have been allocated to goodwill and other intangibles and are being amortized on a straight-line basis over a period of three to five years.

NOTE 4--RESTRUCTURING AND ONE-TIME CHARGES, NET

   During the year ended December 31, 2001, the Company recorded a net benefit from the reversal of restructuring charges and other one-time items of $0.6 million.

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

   Also during 2001, the Company wrote-down the carrying value of obsolete furniture, fixtures and capitalized software by $0.5 million and recognized a total of $0.6 million in additional costs related to the Divestiture ($0.3 million) and other non-recurring professional fees ($0.3 million).

   These charges, which totaled $2.1 million in the aggregate, were offset by the settlement of certain obligations related to the Divestiture and the Content Business ($1.7 million), and from the resolution of acquisition related accruals ($0.4 million), at amounts less than originally accrued. The settlements included a reduction in professional fees, a benefit from the relinquishing of office space under lease in New York and various other accruals related to the Content Business.

   In addition, cash collections of accounts receivable of the Content Business were in excess of the allowance for doubtful accounts by $0.6 million.

   During the year ended December 31, 2000 the Company recorded restructuring and one-time charges, net, of $38.7 million resulting from the sale of the Content Business to INT Media Group (formerly known as Internet.com Corporation) and the decision to exit the Company's remaining content businesses. The components of these charges primarily included a $21.5 million write-off of intangible assets, an $8.4 million write-down of fixed assets and $8.8 million in accrued restructuring costs.

                                   DICE INC.

NOTE 5--ACCRUED RESTRUCTURING RESERVE

   In December 2000, the Company recorded $8.8 million in accrued restructuring charges as a result of the Divestiture (see Notes 1 and 4). The following table summarizes the activity and balances of the accrued restructuring charges from December 31, 2000 to December 31, 2001 (in thousands):

                                             December 31,                    December 31,
                                                 2000     Payments Reversals     2001
                                             ------------ -------- --------- ------------
Type of Cost
Employee separation costs...................    $3,360    $(3,360)   $  --       $ --
Professional fees...........................     2,400     (1,900)    (500)        --
Other contractual commitments and exit costs     2,210     (1,853)    (327)        30
Lease obligations...........................       823       (811)      --         12
                                                ------    -------    -----       ----
   Total....................................    $8,793    $(7,924)   $(827)      $ 42
                                                ======    =======    =====       ====

   Employee separation costs of $3.4 million related to the employees of the Content Business and primarily consisted of severance and related payments, and medical and other benefits. During December 2000, approximately 96 employees company wide were notified that their positions were to be eliminated but none were terminated as of December 31, 2000; all of these employees were terminated during 2001. Professional fees of $2.4 million related to services provided by attorneys, bankers, accountants and other professionals as a result of the sale of the Content Business. Other contractual commitments and exit costs of $2.2 million were primarily comprised of guaranteed royalty payments, fixed advertising commitments and obligations related to prior acquisitions, all of which do not provide the Company any future benefit. Accrued costs for lease obligations of $0.8 million relate to lease commitments for offices that have been vacated and the termination of various office equipment leases.

   During the year ended December 31, 2001, Dice made cash payments of approximately $7.9 million against these accrued charges and, due to the settlement of some obligations at levels lower than expected, reversed accrued charges by approximately $0.8 million.

NOTE 6--MARKETABLE SECURITIES

   Dice's marketable securities are stated at fair value. The following table shows the cost, unrealized gain (loss) and fair value of Dice's marketable securities as of December 31, 2001 and 2000 (in thousands):

                                                         Unrealized  Fair
                                     Maturity      Cost  Gain (Loss) Value
                                  --------------- ------ ----------- ------
     Year ended December 31, 2001
     Corporate equity securities.       N/A       $  114    $ 12     $  126
     U.S. Government and agencies Within One Year  3,007      (2)     3,005
     U.S. Government and agencies  Over One Year   1,491     (14)     1,477
                                                  ------    ----     ------
        Total....................                 $4,612    $ (4)    $4,608
                                                  ======    ====     ======

                                                        Unrealized Fair
                                     Maturity     Cost     Gain    Value
                                   ------------- ------ ---------- ------
      Year ended December 31, 2000
      Corporate equity securities.      N/A      $  108    $14     $  122
      U S. Government and agencies Within 1 Year  6,159     41      6,200
                                                 ------    ---     ------
         Total....................               $6,267    $55     $6,322
                                                 ======    ===     ======

                                   DICE INC.

NOTE 7--BALANCE SHEET COMPONENTS

   Fixed assets consist of the following:

                                                          December 31,
                                                        ----------------
                                                         2001     2000
                                                        -------  -------
                                                         (In thousands)
       Computer equipment and software................. $ 9,002  $ 7,030
       Computer equipment recorded under capital leases   2,014      419
       Furniture and fixtures..........................   1,805    1,518
       Leasehold improvements..........................   1,397      344
       Capitalized website development costs...........   1,091       --
                                                        -------  -------
                                                         15,309    9,311
       Less: accumulated depreciation and amortization.  (5,316)  (2,469)
                                                        -------  -------
       Fixed assets, net............................... $ 9,993  $ 6,842
                                                        =======  =======

   Depreciation and amortization on fixed assets for the years ended December 31, 2001, 2000 and 1999, which includes amortization of assets recorded under capital leases, totaled approximately $4.1 million, $5.3 million and $1.7 million, respectively. The accumulated amortization on the assets under capital leases as of December 31, 2001 and 2000 was $0.6 million and $0.2 million, respectively.

   Intangible assets consist of the following:

                                                 December 31,
                                              ------------------
                                                2001      2000
                                              --------  --------
                                                (In thousands)
               Goodwill...................... $ 49,288  $ 45,769
               Other intangible assets.......   15,800    15,800
                                              --------  --------
                                                65,088    61,569
               Less: accumulated amortization  (36,843)  (21,199)
                                              --------  --------
               Intangible assets, net........ $ 28,245  $ 40,370
                                              ========  ========

NOTE 8--LONG TERM DEBT

   Long term debt consists of the following:

                                              December 31,
                                            ----------------
                                             2001     2000
                                            -------  -------
                                             (In thousands)
                  Convertible notes payable $71,200  $80,000
                  Promissory note..........     143      680
                                            -------  -------
                  Total....................  71,343   80,680
                  Less: current portion....    (143)    (524)
                                            -------  -------
                  Long term debt........... $71,200  $80,156
                                            =======  =======

   In January 2000, Dice completed a private offering pursuant to Rule 144A of $80.0 million aggregate principal amount of its 7% convertible subordinated notes, due January 25, 2005 (the "Convertible Notes"). Proceeds to Dice, net of issuance costs, were $77.2 million. Pursuant to a prospectus dated May 9, 2000, as

                                   DICE INC.

supplemented from time to time, the holders of the Convertible Notes may offer for sale the Convertible Notes and the shares into which the Convertible Notes are convertible. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of Dice common stock. The conversion price, subject to adjustment, is $39.10 per share, which is equal to a conversion rate of 25.5754 shares per $1,000 principal amount of Convertible Notes and would result in the issuance of 1,820,968 shares of Dice common stock, if the $71.2 million principal of the Convertible Notes currently outstanding amount was converted. Interest on the Convertible Notes is payable semiannually on January 25 and July 25 of each year. Dice may redeem some or all of the Convertible Notes at any time before January 25, 2003 at a redemption price equal to $1,000 per $1,000 principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to the provisional redemption date if the closing price of Dice common stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice. Upon any provisional redemption the Company is required to make an additional payment in cash with respect to the Convertible Notes called for redemption to holders in an amount equal to $130.43 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes prior to the notice date of the provisional redemption. The Company is obligated to make this supplementary payment on all Convertible Notes called for provisional redemption, including any Convertible Notes converted after the notice date and before the provisional redemption date. On or after January 25, 2003, the Company will be entitled to redeem the notes for cash in whole at any time, or from time to time in part, at the following redemption prices (plus accrued cash interest to the redemption date): from January 25, 2003 through January 24, 2004 at a price of 102.8% per $1,000 principal amount; thereafter at a price of 101.4% per $1,000.

NOTE 9--EXTRAORDINARY GAIN

   In August 2001, Dice repurchased $8.8 million of the Convertible Notes for an aggregate purchase price of $2.98 million in cash plus accrued interest of $43,000. As a result of these repurchases, the Company recorded an extraordinary gain of $5.6 million (net of zero income tax and a write off of $0.2 million of related deferred financing costs). As a result, interest expense will decrease by approximately $0.6 million per year.

NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS

Convertible Notes

   The fair value of the Company's Convertible Notes is approximately $30.6 million based on the quoted price of the Convertible Notes as of December 31, 2001. These securities, which are not listed on an exchange, are publicly tradable over-the-counter through securities dealers.

                                   DICE INC.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Leases

   Dice leases equipment and office space under non-cancelable leases expiring at various dates through October 2011. Future minimum lease payments under non-cancelable leases as of December 31, 2001 are as follows (in thousands):

                                                     Rental Payments
                                                    ------------------
                                                    Capital  Operating
                                                    Leases    Leases
                                                    -------  ---------
         2002...................................... $ 1,227   $ 1,388
         2003......................................     599     1,286
         2004......................................     312     1,278
         2005......................................      --     1,290
         2006......................................      --     1,065
         2007 and thereafter.......................      --     6,155
                                                    -------   -------
         Total minimum payments....................   2,138   $12,462
                                                              =======
         Amount representing interest..............    (251)
                                                    -------
         Obligations under capital leases..........   1,887
         Obligations due within one year...........  (1,094)
                                                    -------
         Long-term obligations under capital leases $   793
                                                    =======

   The Company has subleased certain office space to third parties and expects to receive approximately $0.5 million in sublease rental income over the next five years. Rent expense was approximately $1.6 million, $2.2 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Marketing Agreements

   The Company has commitments under various marketing arrangements to pay an aggregate of $10.6 million through 2004, of which approximately $5.6 million is payable in 2002.

Earnout Obligations

   Under terms of the acquisition agreement for dice.com, which was acquired in February 1999, the Company has earnout obligations to the sellers of dice.com based on the attainment of certain financial targets. Based on results achieved by dice.com in 2000, a total of $4.0 million was paid in April 2001 in cash. The financial targets for 2001 were achieved and, therefore, the Company will pay the final earnout obligation of $4.0 million in April 2002. Of this earnout obligation, $2.0 million is payable in cash and $2.0 million is payable in cash and/or common stock, at the Company's option.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and the Company does not have any earnout obligations to the sellers of MeasureUp for 2001. The Company has remaining earnout obligations to the sellers of MeasureUp based on the achievement of certain financial targets during 2002 of up to $3.0 million.

Restricted Cash And Letters Of Credit

   As of December 31, 2001, Dice has $1.1 million in standby letters of credit to collateralize facility lease agreements. Restricted cash collateralizes such standby letters of credit.

                                   DICE INC.

Litigation

   On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by us of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that we have breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. We transferred the websites in question to INT MediaGroup on December 26, 2000. We believe that we have meritorious defenses to Mr. Wainner's claims, and we intend to vigorously contest this proceeding.

   The hearings in the arbitration have commenced. Due to the inherent uncertainties of arbitration, we cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on our business.

   On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of our present and former directors and former officers, and the underwriters of our initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of our initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. We and certain of our present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. We intend to defend the case vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An adverse outcome of this litigation could have an adverse effect on our business.

   The Company is party to other claims and litigation that arise in the normal course of business. The Company believes that the ultimate outcome of those other claims and litigation will not have a material effect on financial position or results of operations.

NOTE 12--STOCKHOLDERS' (DEFICIT) EQUITY

Stock Option Plans

   In October 1996, Dice adopted the 1996 Amended and Restated Stock Option Plan(the "1996 Plan"). In November 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan" and together with the 1996 Plan, the "Plans"). The 1998 Plan allows for an annual increase to be added on the first day of each of Dice's fiscal years beginning in 2000 equal to four percent (4%) of the number of shares outstanding as of such date or a lesser number of shares determined by the Board of Directors. In January 2001 and 2002, an additional 416,000 and 429,039 shares, respectively, were added under the 1998 Plan's annual renewal mechanism.

                                   DICE INC.

   A summary of Dice's Plans, as amended, as of December 31, 1999, 2000 and 2001, and changes during the three years ended December 31, 2001 are presented below:


                                                               Weighted Average
                                                 Option Shares  Exercise Price
                                                 ------------- ----------------
    Options outstanding--December 31, 1998......     498,962       $   4.43
    Granted.....................................   1,837,776       $  28.73
    Exercised...................................    (208,067)      $   4.72
    Cancelled...................................    (321,159)      $  25.05
    Expired.....................................      (1,135)      $   7.30
                                                  ----------
    Options outstanding--December 31, 1999......   1,806,377       $  25.44
    Granted.....................................   1,900,800       $  11.68
    Exercised...................................     (77,797)      $   4.03
    Cancelled...................................    (755,319)      $  19.76
    Expired.....................................     (33,226)      $  27.94
                                                  ----------
    Options outstanding--December 31, 2000......   2,840,835       $  18.31
    Granted.....................................   2,919,019       $   2.76
    Exercised...................................     (31,426)      $   2.94
    Cancelled...................................  (1,675,364)      $  15.63
    Expired.....................................    (325,331)      $  21.62
                                                  ----------
    Options outstanding--December 31, 2001......   3,727,733           7.31
                                                  ==========
    Options exercisable at December 31, 2001..................      904,409
    Options exercisable at December 31, 2000..................      586,379
    Options exercisable at December 31, 1999..................      104,627
    Weighted average fair value of options granted during 2001     $   2.20
    Weighted average fair value of options granted during 2000     $   8.27
    Weighted average fair value of options granted during 1999     $  19.80

   The following table summarizes information about stock options outstanding at December 31, 2001:


                          Options Outstanding        Options Exercisable
                    -------------------------------- --------------------
                                 Weighted
                                  Average   Weighted             Weighted
         Range of                Remaining  Average              Average
         Exercise     Shares    Contractual Exercise   Shares    Exercise
          Prices    Outstanding    Life      Price   Exercisable  Price
         --------   ----------- ----------- -------- ----------- --------
       $ 0.71-0.97     855,637      9.3      $ 0.89     64,864     $0.88
       $ 1.54-2.19     225,650      9.6      $ 1.89     10,648     $ 1.64
       $ 2.43-3.63     770,815      8.9      $ 2.51     37,077     $ 3.02
       $ 4.50-5.63     773,678      8.8      $ 5.07    163,061     $ 5.25
       $ 9.75-13.06    693,101      8.1      $11.66    260,687     $11.47
       $26.19-36.13    401,352      2.9      $27.94    363,385     $27.81
       $54.81-54.81      7,500      7.3      $54.81      4,687     $54.81
       ------------------------------------------------------------------
       $ 0.71-54.81  3,727,733      8.2      $ 7.31    904,409     $15.92

   Options generally vest over a period of four years. At December 31, 2001, Dice had reserved 4,208,007 shares of common stock for the exercise of options of which 480,274 are available for future grants. In January 2002, approximately 220,000 options expired or were cancelled.

                                   DICE INC.

   The 1998 Plan also provides for the issuance of stock appreciation rights and restricted stock awards under which shares of common stock may be issued to eligible employees. Dice granted 40,000 shares of restricted stock during 2000 that vest over various periods through 2006.

   On December 7, 2001, the Compensation Committee approved, subject to shareholder approval, a one-time grant to Mr. Scot Melland, President and Chief Executive Officer of the Company, of additional stock options to purchase 350,000 shares of the Company's common stock at $0.97 per share, the closing price of the Company's common stock on the day immediately preceding the date of grant (the "December Grant"). The options vest over a period of four years, with twenty-five percent (25%) vesting upon the first anniversary of the grant and six and one-quarter percent (6 1/4%) vesting quarterly thereafter, and are exercisable until the tenth anniversary of the date of grant. The December Grant was not made under the 1998 Plan, which limits the number of options that can be granted under it in any fiscal year to any employee to options for 600,000 shares of common stock. As a part Mr. Melland's employment agreement with the Company, Mr. Melland was granted in April 2001 under the 1998 Plan options to purchase 600,000 shares of common stock, as well as additional options to purchase 97,391 shares of common stock outside of the 1998 Plan, in each case at an exercise price of $2.43 per share, the closing price of the Company's common stock on the day immediately preceding the date of grant. Because the December Grant was made outside of the 1998 Plan (and not as part of Mr. Melland's initial employment arrangement), the grant was made subject to obtaining shareholder approval of the grant and will be submitted to a shareholder vote at the 2002 Annual Meeting of Stockholders.

   Upon approval of the December Grant, the Company may incur a non-cash stock compensation charge that will be recognized over the four year vesting term of the options through December 2005. The charge will be calculated as the difference between the exercise price at the time of the grant of $0.97 and the closing price of Dice common stock on the date the grant is approved, multiplied by the number of options granted. The options related to the December Grant are not considered granted until they are approved by the stockholders and are, therefore, not included in the options outstanding as of December 31, 2001.

  1998 Employee Stock Purchase Plan

   Dice's 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") was approved by the Board of Directors in November 1998. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Service Code in order to provide employees of Dice with an opportunity to purchase common stock through payroll deductions.

   The plan allows for an annual increase to be added on the first day of each of Dice's fiscal years by the lesser of (i) 400,000 shares, (ii) two percent (2%) of the outstanding shares on such date or (iii) a lesser number of shares determined by the Board of Directors. Through December 31, 2001 an aggregate of approximately 563,000 shares of Dice's common stock has been reserved for issuance. In January 2002 an additional 214,520 shares were added under this annual renewal mechanism.

   During the year ended December 31, 2001, employees purchased approximately 215,000 shares of common stock at a weighted average price of $1.71 per share under the Stock Purchase Plan. Through December 31, 2001, employees have purchased a total of 302,383 shares. In January 2002 employees purchased 192,938 shares at a weighted average price of $0.56.

Stock-Based Compensation

   Dice applies Accounting Principles Board Opinion No. 25, "Accounting for Stock-Issued to Employees" and related interpretations in accounting for its stock option issuances. Dice has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). Had compensation

                                   DICE INC.

cost for Dice's stock option issuances been recognized using the fair value method under the provisions of SFAS No. 123, Dice's net loss would have been adjusted to the pro forma amounts indicated below (in thousands except per share amounts):


                                                    December 31,
                                            ----------------------------
                                              2001      2000      1999
                                            --------  --------  --------
      Net loss--as reported................ $(12,845) $(80,436) $(34,713)
      Net loss--pro forma.................. $(13,616) $(87,770) $(40,079)
      Basic net loss per share--as reported $  (1.22) $  (7.86) $  (3.78)
      Basic net loss per share--pro forma.. $  (1.29) $  (8.58) $  (4.37)

   The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes option-pricing model" with the following weighted average assumptions used for grants for the years ended December 31, 2001, 2000 and 1999; zero dividend yield for all years; 110% expected volatility for options granted in 2001, 92% expected volatility for options granted in 2000 and 88% volatility for options granted in 1999; a weighted average risk-free interest rate of 4.48%, 6.08% and 5.53%, respectively; and expected lives of 4 years for options granted in 2001, 2000 and 1999.

   Deferred compensation is amortized over the vesting period of the options or restricted stock. For the years ended December 31, 2001, 2000 and 1999, Dice recognized compensation cost, net of reversals due to forfeitures, of approximately $0.1 million, $0.2 million and $0.8 million, respectively.

NOTE 13--INCOME TAXES

   The components of the net deferred tax asset as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                            2001      2000
                                                          --------  --------
   Net operating loss carryforward....................... $ 41,912  $ 34,968
   Amortization and write-off of intangibles.............      845     8,261
   Depreciation and write-off of fixed assets............    1,380     1,645
   Provision of uncollectible accounts...................      464       915
   Provision for accrued expenses and other, net.........      571       554
                                                          --------  --------
   Net deferred tax asset................................   45,172    46,343
   Less: valuation allowance.............................  (45,172)  (46,343)
                                                          --------  --------
   Deferred tax asset.................................... $     --  $     --
                                                          ========  ========

   The difference between Dice's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit, of 7%, when compared to its effective rate of 0% is principally comprised of its valuation allowance. The valuation allowance increased by $30.4 million from December 31, 1999 to December 31, 2000.
   As of December 31, 2001, Dice has a net operating loss carryforward for Federal income tax purposes of approximately $102.2 million. The carryforwards will begin to expire in 2011 if not used. The net deferred tax asset has been fully reserved due to the uncertainty of Dice's ability to realize this asset in the future.

                                   DICE INC.

NOTE 14--EMPLOYEE SAVINGS PLAN

   Dice has two savings plans (the "Savings Plans") that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under the Savings Plans, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. For the years ended December 31, 2001, 2000 and 1999, Dice contributed approximately $297,000, $144,000 and $47,000, respectively, to the Savings Plans.

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                         March 31, June 30,  September 30, December 31, March 31, June 30, September 30, December 31,
Quarter Ended(1)           2000      2000        2000          2000       2001      2001      2001(2)        2001
----------------         --------- --------  ------------- ------------ --------- -------- ------------- ------------
                                                    (In thousands, except per share data)
Net revenues............ $ 13,658  $ 16,502     $21,027      $ 22,636    $17,099  $15,522     $13,020      $10,656
Gross profit............    9,214    11,920      16,161        18,160     15,723   14,201      11,862        9,472
Loss from operations....  (11,234)  (11,725)     (8,829)      (46,026)    (2,716)  (3,147)     (3,173)      (4,689)
Net income (loss).......  (11,631)  (12,355)     (9,593)      (46,857)    (3,696)  (4,357)      1,156       (5,948)
Basic diluted net income
 (loss) per share....... $  (1.18) $  (1.20)    $ (0.92)     $  (4.51)   $ (0.35) $ (0.42)    $  0.11      $ (0.56)

--------
(1) As a result of the Divestiture (See Note 1), the quarterly results of operations subsequent to December 26, 2000 are not comparable to prior historical results and our historical results may not be indicative of future results.
(2) In August 2001, Dice repurchased $8.8 million of the Convertible Notes for an aggregate purchase price of $2.98 million in cash plus accrued interest of $43,000. As a result of these repurchases, the Company recorded an extraordinary gain of $5.6 million (net of zero income tax and a write off of $0.2 million of related deferred financing costs).

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item is incorporated by reference to the section entitled "Management" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item is incorporated by reference to the section entitled "Compensation of Executive Officers" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item is incorporated by reference to the section entitled "Principal Security Holders" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of this Report:

       1. Consolidated Financial Statements:

              See Index to Consolidated Financial Statements (Item 8).

       2. Consolidated Financial Statement Schedules:

              Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December 31, 1999, 2000 and 2001.

          All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

   (b) Reports on Form 8-K.

       Form 8-K filed on November 13, 2001 attaching Dice's response to letters from certain bondholders to the Board of Directors of Dice.

   (c) Exhibits.


Exhibit
  No.                                                 Description
-------                                               -----------
*2.1    Agreement and Plan of Merger among EarthWeb Inc., EW Acquisition Corporation, D & L Online,
        Inc., Lloyd Linn, and Diane Rickert; incorporated by reference to Exhibit 2.1 to the Registrant's
        Current Report on Form 8-K dated February 2, 1999.
*2.2    Securities Purchase Agreement, dated as of January 13, 2000 among EarthWeb Inc., Kevin R. Brice and Robert M. M. Holtackers; incorporated by reference to Exhibit 2.1 to the Registrant's Current
        Report on Form 8-K dated February 11, 2000.
*2.3    Asset Purchase Agreement dated as of December 22, 2000 between Internet.com Corporation and
        Registrant; incorporated by reference to Registrant's Current Report on Form 8-K dated January 11,
        2001.
 3.1    Form of Amended and Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).
 3.2    Certificate of Amendment to Restated Certificate of Incorporation; incorporated by reference to
        Exhibit 3.2 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2001.
 3.3    Form of Amended and Restated By-laws; incorporated by reference to Exhibit 3.2 to Registrant's
        Registration Statement on Form S-1 (SEC File No. 333-60837).
 4.1    Specimen Common Stock Certificate of Registrant.
 4.2    Indenture, dated as of January 25, 2000, between the Registrant and State Street Bank and Trust
        Company of California, N.A. as Trustee with respect to 7% Convertible Subordinated Notes due 2000
        (the "7% Notes"); incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement
        on Form S-3 (SEC File No. 333-95921).
 4.3    Registration Rights Agreement, dated as of January 19, 2000, between the Registrant and the initial purchasers identified therein, with respect to the 7% Notes; incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (SEC File No. 333-95921).
10.1    1996 Amended and Restated Stock Plan, as amended; incorporated by reference to Exhibit 10.1 to
        Registrant's Registration Statement on Form S-1 (SEC File No. 333-60837).

10.2  Lease Agreement, dated April 28, 1995, between 3 Park Avenue Co. and MJN Enterprises, Inc., as amended; incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form
      S-1 (SEC File No. 333-60837).
10.3  1998 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.10 to Registrant's
      Registration Statement on Form S-1 (SEC File No. 333-60837).
10.4  Amended and Restated 1998 Stock Incentive Program of Registrant; incorporated by reference to
      Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
10.5  Employment Agreement, dated as of January 31, 2000, between the Registrant and Brian Campbell;
      incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.
10.6  Employment Agreement, dated as of April 20, 2000, between the Registrant and Michael Durney;
      incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2000.
10.7  Employment Agreement, dated as of April 23, 2001, between Registrant and Scot W. Melland, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2001.
10.8  Employment Agreement, dated as of July 9, 2001, between Registrant and Thomas Silver, incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 2001.
10.9  Employment Agreement, dated as of August 13, 2001, between Registrant and Peter Steiner, incorporated by reference to Exhibit 10.24 to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 2001.
10.10 Separation Agreement, dated as of October 15, 2001, between Registrant and Norman Lorentz.
10.11 First Amendment to Employment Agreement, dated as of November, 2001, between Registrant and
      Scot Melland.
10.12 Lease Agreement, dated March 29, 2001, between K.C. Holdings, Inc. and EarthWeb Career
      Solutions, Inc.
12.   Ratio of Earnings to Fixed Charges
21.1  Subsidiaries of Registrant
23.1  Consent of Independent Auditors--Ernst & Young LLP
23.2  Consent of Independent Accountants--PricewaterhouseCoopers LLP

                                                                    SCHEDULE II

                                   DICE INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at Charged to Charged to                Balance
                                 Beginning  Costs and     Other    Deductions--  at End
                                 of Period   Expenses  Accounts(1) Describe(2)  of Period
                                 ---------- ---------- ----------- ------------ ---------
                                                      (In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2001....   $2,352     $1,769      $ --       $(2,868)    $1,253
                                   ======     ======      ====       =======     ======
Year ended December 31, 2000....   $  665     $3,135      $120       $(1,568)    $2,352
                                   ======     ======      ====       =======     ======
Year ended December 31, 1999....   $   53     $  849      $379       $  (616)    $  665
                                   ======     ======      ====       =======     ======

--------
(1) Amounts relate to acquisitions of D & L Online and MicroHouse
    International, Inc. in 1999 and Measure Up, Inc. in 2000.
(2) Write off fully reserved accounts receivable.

                                   DICE INC.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2002.

                                               DICE INC.


                                               By:  /s/  SCOT W. MELLAND
                                                   -----------------------------
                                                    Scot W. Melland
                                                    President and Chief
                                                      Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29, 2002.

     Name and Signature       Title
     ------------------       -----

    /S/  SCOT W. MELLAND      President, Chief Executive
----------------------------- Officer and Director
        Scot W. Melland

     /S/  JACK D. HIDARY      Chairman of the Board and
----------------------------- Director
       Jack D. Hidary

     /S/  PETER A. DEROW      Vice Chairman of the Board
----------------------------- and Director
       Peter A. Derow

    /S/  JAMES M. CITRIN      Director
-----------------------------
       James M. Citrin

       /S/  CARY DAVIS        Director
-----------------------------
         Cary Davis

      /S/  JEREMY DAVIS       Director
-----------------------------
        Jeremy Davis

     /S/  MURRAY HIDARY       Director
-----------------------------
        MURRAY HIDARY

     /S/  HENRY KRESSEL       Director
-----------------------------
        Henry Kressel

   /S/  MICHAEL P. DURNEY     Senior Vice President, Chief
----------------------------- Financial Officer and
      Michael P. Durney       Principal Financial Officer

   /S/  DAVID L. JONASSEN
----------------------------- Corporate Controller and
      David L. Jonassen       Chief Accounting Officer