Form 10-Q
period 2002-04-19
DICE INC
filed 2002-04-26
CIK 1067056

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

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

   As of April 19, 2002, the registrant had outstanding 10,956,504 shares of common stock, $.01 par value.

================================================================================

                                   DICE INC.

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------
PART 1.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
   Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001............     3
   Condensed Consolidated Statements of Operations for the three month periods ended March 31,
     2002 and 2001.............................................................................     4
   Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31,
     2002 and 2001.............................................................................     5
   Notes to Condensed Consolidated Financial Statements........................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations..............................................................................    10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................    15
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.....................................................................    16
Item 2.  Changes in Securities and Use of Proceeds.............................................    16
Item 3.  Defaults Upon Senior Securities.......................................................    16
Item 4.  Submission of Matters to a Vote of Security Holders...................................    16
Item 5.  Other Information.....................................................................    16
Item 6.  Exhibits and Reports on Form 8-K......................................................    16
Signatures.....................................................................................    17

                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                   DICE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                March 31,  December 31,
                                                                                  2002         2001
                                                                               ----------- ------------
                                                                               (unaudited)
ASSETS:
Current Assets:
   Cash and cash equivalents..................................................  $  18,014   $  20,225
   Marketable securities......................................................      2,847       4,608
   Accounts receivable, net of allowances of $798 and $1,253, respectively. ..      2,397       2,708
   Prepaid expenses and other current assets..................................      3,845       3,872
                                                                                ---------   ---------
       Total current assets...................................................     27,103      31,413
Fixed assets, net.............................................................      9,936       9,993
Intangible assets, net........................................................      4,510       5,222
Goodwill......................................................................     23,023      23,023
Restricted cash...............................................................      1,057       1,057
Other assets, net.............................................................      1,991       2,295
                                                                                ---------   ---------
       Total assets...........................................................  $  67,620   $  73,003
                                                                                =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable and accrued expenses......................................  $   5,852   $   6,457
   Accrued interest...........................................................        931       2,178
   Deferred revenue...........................................................      5,268       5,506
   Amounts due under acquisition agreements...................................      4,000       4,000
   Leases payable--current portion............................................        929       1,094
   Notes payable--current portion.............................................        143         143
                                                                                ---------   ---------
       Total current liabilities..............................................     17,123      19,378
Long term debt................................................................     71,200      71,200
Leases payable................................................................        596         793
Other liabilities.............................................................        734         815
Commitments and contingencies (Note 5)
Stockholders' deficit:
   Common stock, par value $.01; 75,000 authorized; 10,889 and 10,659 issued,
     respectively.............................................................        109         107
   Additional paid in capital.................................................    126,368     126,204
   Accumulated comprehensive other income (loss)..............................        (37)         (4)
   Treasury stock at cost, 9 shares...........................................       (213)       (213)
   Accumulated deficit........................................................   (148,260)   (145,277)
                                                                                ---------   ---------
       Total stockholders' deficit............................................    (22,033)    (19,183)
                                                                                ---------   ---------
       Total liabilities and stockholders' deficit............................  $  67,620   $  73,003
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

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                         Three months ended
                                                             March 31,
                                                         -----------------
                                                           2002     2001
                                                         -------   -------
     Revenues........................................... $ 9,085   $17,099
     Cost of revenues...................................     932     1,376
                                                         -------   -------
     Gross profit.......................................   8,153    15,723
                                                         -------   -------
     Operating expenses:
        Product development.............................     626     1,375
        Sales and marketing.............................   5,142     9,577
        General and administrative......................   2,242     2,634
        Depreciation....................................   1,201       788
        Amortization....................................     712     3,795
        Restructuring and one-time charges, net.........      --       270
                                                         -------   -------
            Total operating expenses....................   9,923    18,439
                                                         -------   -------
     Loss from operations...............................  (1,770)   (2,716)
     Interest expense...................................  (1,415)   (1,566)
     Interest and other income..........................     201       586
                                                         -------   -------
     Net loss........................................... $(2,984)  $(3,696)
                                                         =======   =======
     Basic and diluted net loss per share............... $ (0.28)  $ (0.35)
                                                         =======   =======
     Weighted average shares of common stock outstanding  10,810    10,429
                                                         =======   =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                            -----------------
                                                                              2002     2001
                                                                            -------   -------
Cash flows used in operating activities:
   Net loss................................................................ $(2,984)  $(3,696)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation............................................................   1,201       788
   Amortization of intangible assets.......................................     712     3,795
   Amortization of deferred financing costs................................     123       138
   Provision for doubtful accounts.........................................     123       418
   Non-cash reversal of accrued restructuring charges......................      --      (268)
   Charge related to issuance of restricted stock and stock options........      26        51
Changes in operating assets and liabilities:
   Accounts receivable.....................................................     188     2,680
   Prepaid expenses and other assets.......................................     232    (3,893)
   Accounts payable and accrued expenses...................................    (564)   (2,248)
   Accrued interest........................................................  (1,246)   (1,400)
   Deferred revenue........................................................    (238)    1,391
   Accrued restructuring charge............................................     (42)   (4,873)
   Other, net..............................................................    (133)      (47)
                                                                            -------   -------
Net cash used in operating activities......................................  (2,602)   (7,164)
                                                                            -------   -------

Cash flows provided by (used in) investing activities:
   Purchase of fixed assets................................................  (1,144)   (1,499)
   Restricted cash.........................................................      --    (1,000)
   Purchase of investment securities.......................................  (1,249)       --
   Sale of investment securities...........................................   3,004        --
                                                                            -------   -------
Net cash provided by (used in) investing activities........................     611    (2,499)
                                                                            -------   -------

Cash flows used in financing activities:
   Proceeds from issuance of common stock, net.............................     142       278
   Payments of obligations under acquisition agreements....................      --       (96)
   Payments of principal on capital leases and notes payable...............    (362)     (467)
   Reimbursements for capital lease payments...............................      --       179
                                                                            -------   -------
Net cash used in financing activities......................................    (220)     (106)
                                                                            -------   -------
Net change in cash and cash equivalents for the period.....................  (2,211)   (9,769)
Cash and cash equivalents, beginning of period.............................  20,225    40,157
                                                                            -------   -------
Cash and cash equivalents, end of period................................... $18,014   $30,388
                                                                            =======   =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DICE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  The Company and Basis of Presentation

   Dice Inc. ("Dice" or the "Company"), a Delaware corporation, provides online technology recruiting and career development services. Dice provides services to hire, train and retain technology professionals through dice.com, an online job board for technology professionals, and through MeasureUp, a provider of test preparation products for technology-related professional certifications.

   Through December 26, 2000, Dice also owned and operated an online advertising and subscription supported content business (the "Content Business"). The Content Business of Dice provided information to information technology professionals. On December 26, 2000, Dice completed the sale of certain assets of the Content Business to INT Media Group, Inc. ("INT Media Group"). These assets primarily consisted of websites, certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those websites. In addition, on December 26, 2000, Dice announced that it was exiting the remaining content businesses that were not sold to INT Media Group, which primarily included its subscription based online reference library, ITKnowledge.com.

   Dice has sustained net losses and negative cash flows from operations since its inception. Dice's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, or other sources of financings to fund operations. Management believes that the Company's current cash position and future cash flows from operations will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce certain of its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in Dice's Annual Report on Form 10-K for the year ended December 31, 2001.

   Certain amounts from the prior period have been reclassified to conform to the current period presentation.

2.  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice's significant estimates include the useful lives and valuations of fixed assets and certain intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

                                   DICE INC.

                                  (unaudited)



3.  Deferred Purchase Obligations

   Under terms of the acquisition agreement for D & L Online, Inc., which owned and operated the dice.com website and was acquired in February 1999 , the Company has earnout obligations to the sellers of D & L Online, Inc. based on the attainment of certain financial targets. Based on results achieved in 1999 and 2000, $4.0 million was paid in each of April 2000 and April 2001, comprised of $6.0 million in cash and $2.0 million in common stock. The financial targets for 2001 were achieved and Dice paid the final earnout obligation of $4.0 million in cash in April 2002.

   Under the terms of the acquisition agreement for MeasureUp, Inc., which was acquired in February 2000, the Company has certain earnout obligations to the sellers of MeasureUp, Inc. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and, therefore, the Company does not have any earnout obligations related to 2001. The Company may have remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company's option.

4.  Intangible Assets and Goodwill

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill, and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

   The Company applied the FAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company will perform the required impairment tests on goodwill and other intangible assets. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

   The following adjusts reported net loss and earnings per share to exclude goodwill amortization:

                                                             Three Months
                                                                Ended
                                                            March 31, 2001
                                                            --------------
     Reported net loss.....................................    $(3,696)
     Less: goodwill amortization...........................      2,889
                                                               -------
     Adjusted net loss.....................................    $  (807)
                                                               =======

     Reported basic and diluted net loss per share.........    $ (0.35)
     Less: goodwill amortization...........................       0.28
                                                               -------
     Adjusted basic and diluted net loss per share.........    $ (0.07)
                                                               =======

                                   DICE INC.

                                  (unaudited)



   Intangible assets, related to the D&L Online acquisition in February 1999 under which Dice.com was acquired, consists of the following:

                                Customer List Trade Name    Total
                                ------------- ---------- -----------
 As of March 31, 2002:
 Intangible assets.............    $ 8,100     $ 4,200     $12,300
 Less: accumulated amortization     (5,130)     (2,660)     (7,790)
                                   -------     -------     -------
 Intangible assets, net........    $ 2,970     $ 1,540     $ 4,510
                                   =======     =======     =======

                                                         Non-Compete
                                Customer List Trade Name  Covenant    Total
                                ------------- ---------- ----------- --------
 As of December, 31, 2001:
 Intangible assets.............    $ 8,100     $ 4,200     $ 3,500   $ 15,800
 Less: accumulated amortization     (4,725)     (2,450)     (3,403)   (10,578)
                                   -------     -------     -------   --------
 Intangible assets, net........    $ 3,375     $ 1,750     $    97   $  5,222
                                   =======     =======     =======   ========

   Amortization expense will be $2.6 million, $2.5 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Also during the period ended March 31, 2002 the non-compete covenant became fully amortized and was written off.

5.  Commitments and Contingencies

  Litigation

   On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association. Mr. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites.
Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that the Company has breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. The Company transferred the websites in question to INT Media Group, Inc. on December 26, 2000. The Company believes that it has meritorious defenses to Mr. Wainner's claims, and the Company intends to vigorously contest this proceeding. The hearings in the arbitration have been held and the parties are briefing post-hearing issues. Due to the inherent uncertainties of arbitration, the Company cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on its business.

   On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its present and former directors and former officers, and the underwriters of the Company's initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of the Company's initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. The Company and certain of its present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. The Company intends to defend the case vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on the Company's business.

                                   DICE INC.

                                  (unaudited)



   The Company is party to other claims and litigation that arise in the normal course of business. The Company believes that the ultimate outcome of those other claims and litigation will not have a material effect on the Company's financial position or results of operations.

  Lease Obligations and Marketing Agreements

   The Company has long term obligations for operating leases (principally for its new leased facilities in Urbandale, Iowa) which aggregate $12.1 million through 2011, of which $1.0 million is payable during the remainder of 2002; and obligations under capital leases aggregating $1.8 million through 2004, including interest, of which $0.9 million is payable during the remainder of 2002. In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $9.4 million through 2004, of which approximately $4.4 million is payable during the remainder of 2002.

6.  Comprehensive Loss

   Comprehensive loss represents net loss plus the results of certain stockholders' deficit changes not reflected in the Statements of Operations.
The components of comprehensive loss, net of tax, are as follows (in thousands):


                                                       Three Months Ended
                                                           March 31,
                                                       -----------------
                                                         2002     2001
                                                       -------   -------
                                                          (unaudited)
       Net loss....................................... $(2,984)  $(3,696)
       Unrealized appreciation (depreciation)
         of available-for-sale securities.............     (33)       19
                                                       -------   -------
       Comprehensive loss............................. $(3,017)  $(3,677)
                                                       =======   =======

7.  Fair Value of Financial Instruments

   The fair value of the Company's 7% convertible subordinated notes due
January 25, 2005 (the "Notes") was estimated based on the quoted market price of the Convertible Notes as of March 31, 2002. The carrying amount is $71.2 million and the fair value was approximately $31.3 million as of March 31, 2002.

8.  Subsequent Events

   On April 3, 2002 Dice announced that it has negotiated the right to repurchase $53.02 million face amount of its 7% convertible subordinated notes due January 2005 from three of it largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price will depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increase. The Company's repurchase option expires on October 3, 2002, although it may be extended for an additional three months under certain conditions.

   In addition, the Company repurchased $1.8 million aggregate principal amount of Notes from one of the holders for $1.2 million cash, plus accrued interest. If there is a change in control event these Notes are subject to the same terms as described above. An extraordinary gain, if any, on the early extinguishment of debt has been deferred until the option is exercised or expires and the amount of gain is determinable.

   In consideration for entering into these agreements, the Company paid $1.9 million in the aggregate to three holders. The Company has recorded this payment as a deferred asset and will account for it as a derivative security. The fair market value of the derivative security will be determined on a quarterly basis and will be marked to market. The change in the value, if any, will be recorded in the statement of operations in the period of such change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of Dice should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on information available to Dice as of the date thereof, and Dice assumes no obligation to update any forward-looking statement or risk factors. For a discussion of risks related to our financial condition and business model, see Item 1 "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   On December 26, 2000, we completed the sale of certain assets of our Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to INT Media Group (formerly known as Internet.com Corporation) and announced that we were exiting our remaining content businesses which primarily included our subscription-based online reference library, ITKnowledge.com.
   On June 13, 2001, we changed our name from EarthWeb Inc. to Dice Inc. As part of this process we changed the ticker symbol under which our stock trades on the Nasdaq National Market from 'EWBX' to 'DICE'.

Results of Operations

   Revenue. Our paid listing revenue is derived from the sale of technology job listings to recruiters and employers on the dice.com website. We train our customers on the use of the website and provide ongoing support to help them maximize their use via a telesales force and customer service team. The price for this service is generally based on the number of jobs a customer posts, the number of locations to which dice.com provides access, and the number of users at each location.

   We also generate revenue through MeasureUp which provides online certification test preparation and related products and also offers instructor-led training classes. Technology professionals preparing for certification exams use these products at training centers or individually online and attend our training classes. MeasureUp provides online practice exams to help prepare technology professionals for the actual certification exams.

   Revenues for the three months ended March 31, 2002 decreased $8.0 million to $9.1 million from $17.1 million for the three months ended March 31, 2001. Paid listing revenues decreased by $7.4 million to $8.1 million from $15.5 million due to a decline in the number of customers that was driven by an overall decrease in the demand for job postings. Certification test preparation and instructor-led training class revenues decreased by $0.6 million to $0.9 million from $1.5 million due to an overall decrease in demand for these products and services. For the three months ended March 31, 2002 and 2001 no single customer accounted for more than 3% and 2% of revenue, respectively. The Company had no barter revenue for the three months ended March 31, 2002 and 2001.

   Cost of Revenues. Dice's cost of revenues consist primarily of employee salaries and related expenses for customer support personnel, system support costs and internet access related to the dice.com and MeasureUp websites and direct costs associated with training classes. Cost of revenues for the three months ended March 31, 2002 decreased $0.5 million to $0.9 million from $1.4 million for the three months ended March 31, 2001 primarily as a result of a reduction in the number of dice.com customer support personnel and as a direct result of the decrease in the number of instructor-led training classes.

   Product Development. Dice's product development expenses consist primarily of employee salaries and related expenses, consulting fees and computer systems-related expenses required to improve or enhance existing service offerings. Product development expenses for the three months ended March 31, 2002 decreased $0.8 million to $0.6 million from $1.4 million for the three months ended March 31, 2001 primarily as a result of a reduction in personnel and lower costs of content development.

   Sales and Marketing. Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of Dice's sales force and marketing personnel. Sales and marketing expenses for the three months ended March 31, 2002 decreased $4.5 million to $5.1 million from $9.6 million for the three months ended March 31, 2001. This decrease was primarily due to a reduction in the volume of advertising across all advertising mediums and to the elimination of the use of an advertising agency. These reductions were partially offset by costs associated with being the exclusive job listing provider for the CNET, ZDNet and Internet.com websites under agreements signed during 2001. Barter expense was $0.2 million in each of the three month periods ended March 31, 2002 and 2001.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, provision for uncollectible accounts, facilities costs, insurance costs and professional fees. General and administrative expenses for the three months ended March 31, 2002 decreased $0.4 million to $2.2 million from $2.6 million for the three months ended March 31, 2001. This decrease was primarily due to a decrease in bad debt expense as a result of the implementation of improved collection and credit policies and to the settlement of certain accrued liabilities at levels lower than were estimated. These decreases were partially offset by an increase in legal fees and to an increase in insurance premiums.

   Depreciation. Depreciation expense was $1.2 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. This increase in depreciation expense was due to an increase in capitalized website development costs and to additional hardware and software purchased during 2001 and 2002 to support the operations of dice.com and MeasureUp.

   Amortization. Amortization consists of amortization of intangible assets related to acquisitions. Amortization for the three months ended March 31, 2002 decreased $3.1 million to $0.7 million from $3.8 million for the three months ended March 31, 2001. This decrease was due to implementation of the Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives. The implementation of these standards resulted in a decrease of $2.9 million of goodwill amortization expense in the three months ended March 31, 2002 versus the same period in 2001.

   During the second quarter of 2002 the Company will perform the required impairment tests on goodwill and other intangible assets. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

   Interest Expense. Interest expense consists primarily of interest on the $71.2 million principal amount, 7% convertible subordinated notes due January 25, 2005 (the "Convertible Notes"). Interest expense was $1.4 million and $1.6 million for the three months ended March 31, 2002 and March 31, 2001, respectively. This decrease was primarily due to a repurchase of $8.8 million in principal amount of Convertible Notes in August 2001.

   Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended March 31, 2002 decreased $0.4 million to $0.2 million from $0.6 million for the three months ended March 31, 2001. The decrease is primarily attributable to lower levels of cash and cash equivalents and marketable securities during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

   Income Taxes. No provision for federal and state income taxes has been recorded as Dice has incurred net losses through March 31, 2002. Given Dice's limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice's future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

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

   As of March 31, 2002 the Company has outstanding $71.2 million of 7% Convertible Subordinated Notes due in January 2005. During 2001, the Company repurchased $8.8 million face value of the notes for $2.98 million in cash, plus accrued interest. In April 2002, the Company repurchased $1.8 million face value of the notes for $1.2 million in cash, plus accrued interest. The Company may consider further repurchases of the notes prior to their maturity on terms that the Company deems favorable. Any further repurchases may require the use of cash or the Company may issue additional debt or equity securities. The issuance of additional securities could result in dilution to the existing shareholders. The notes carry a coupon of 7% interest annually, currently totaling $4.9 million in interest payments, made semi-annually each January and July. A payment of $2.5 million was made in January 2002 and, based on the principal amount of the notes outstanding as of April 26, 2002 of $69.4 million, a payment of $2.4 million is due in July 2002.

   On April 3, 2002 Dice announced that it has negotiated the right to repurchase $53.02 million face amount of the Convertible Notes from three of its largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price will depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increase. The Company's repurchase option expires on October 3, 2002, although it may be extended for an additional three months under certain conditions. In consideration for entering into these agreements, the Company paid $1.9 million in the aggregate to these holders.

   Substantially all of Dice's cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $20.9 million at March 31, 2002.

   Net cash used in operating activities was $2.6 million for the three months ended March 31, 2002. Cash used in operating activities was primarily an interest payment of $2.5 million on the Convertible Notes.

   Net cash provided by investing activities for the three months ended March 31, 2002 of $0.6 million was attributable to $3.0 million of proceeds from the sale of marketable securities and was partially offset by the purchases of fixed assets of $1.1 million and investment securities of $1.2 million.

   Net cash used in financing activities for the three months ended March 31, 2002 of $0.2 million was primarily attributable to payments of $0.4 million on notes payable and capital leases. These cash usages were partially offset by $0.1 million received from the issuance of Dice common stock.

   Under terms of the acquisition agreement for D & L Online, Inc., which owned and operated the dice.com website and was acquired in February 1999, the Company has earnout obligations to the sellers of D & L Online, Inc. based on the attainment of certain financial targets. Based on results achieved in 1999 and 2000, $4.0 million was paid in each of April 2000 and April 2001, comprised of $6.0 million in cash and $2.0 million in common stock. The financial targets for 2001 were achieved and Dice paid the final earnout obligation of $4.0 million in April 2002 in cash.

   Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and, therefore, the Company does not have any earnout obligations for 2001. The Company has remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company's option.

   On February 14, 2002, we received notification from Nasdaq that our stock had failed to maintain a minimum bid price of $3.00 and a minimum market value of publicly held shares of $15,000,000 over the previous 30 consecutive trading days as required by Nasdaq rules for continued listing on the Nasdaq National Market. In the letter, Nasdaq informed us that, if we did not demonstrate compliance with those two requirements prior to May 15, 2002, Nasdaq would provide us with notification of its intent to delist our common stock.

   On April 19, 2002, we received a follow-up notification from Nasdaq indicating that, since our stock had maintained a minimum bid price of $3.00 and a minimum market value of publicly held shares of $15,000,000 for at least ten consecutive trading days, we have regained compliance with the Nasdaq rules. Accordingly, Nasdaq stated that the matter raised by its February 14 letter is now closed.

   The Company has long term obligations for operating leases (principally for its new leased facilities in Urbandale, Iowa) which aggregate $12.1 million through 2011, of which $1.0 million is payable during the remainder of 2002; and obligations under capital leases aggregating $1.8 million through 2004, including interest, of which $0.9 million is payable during the remainder of 2002. In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $9.4 million through 2004, of which approximately $4.4 million is payable during the remainder of 2002.

Critical Accounting Policies

   We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

   Intangible assets, excluding goodwill, resulting from acquisitions of websites and other assets, are being amortized using the straight-line method over three to five years which approximates the expected period of benefit.

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

   At March 31, 2002 the Company's outstanding debt approximated $71.2 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

  Equity Price Risk

   The Company has minimal investments in various equity securities. These investments, as of March 31, 2002, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders' equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

   On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association. Mr. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites.
Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that the Company has breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. The Company transferred the websites in question to INT Media Group, Inc. on December 26, 2000. The Company believes that it has meritorious defenses to Mr. Wainner's claims, and the Company intends to vigorously contest this proceeding. The hearings in the arbitration have been held and the parties are briefing post-hearing issues. Due to the inherent uncertainties of arbitration, the Company cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on its business.

   On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its present and former directors and former officers, and the underwriters of the Company's initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of the Company's initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. The Company and certain of its present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. The Company intends to defend the case vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on the Company's business.

   The Company is party to other claims and litigation that arise in the normal course of business. The Company believes that the ultimate outcome of those other claims and litigation will not have a material effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

   Not Applicable

Item 3.  Defaults Upon Senior Securities

   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5.  Other Information

   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   No Exhibits are filed as part of this Report.

   (b) Reports on Form 8-K

   The Company filed a report on Form 8-K on January 30, 2002 relating to the Company's announcement of its financial results and certain other information for the quarter and year ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, state of New York, on April 26, 2002.

                                               DICE INC.

                                               By:    /s/  MICHAEL P. DURNEY
                                                   -----------------------------
                                                         Michael P. Durney
                                                      Senior Vice President,
                                                            Finance and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

                                               By:    /s/  DAVID L. JONASSEN
                                                   -----------------------------
                                                         David L. Jonassen
                                                       Controller and Chief
                                                   Accounting Officer (Principal
                                                        Accounting Officer)