Form 10-Q
period 2002-06-30
DICE INC
filed 2002-07-26
CIK 1067056

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25107

Dice Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3899472
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 Park Avenue,	10016
New York, New York	(including Zip Code)
(Address of principal executive offices)

(212) 725-6550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

As of July 17, 2002, the registrant had outstanding 10,954,026 shares of common stock, $.01 par value.

DICE INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

DICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$9,654	$20,225
Marketable securities	3,046	4,608
Accounts receivable, net of allowances of $697 and $1,253, respectively	2,106	2,708
Prepaid expenses and other current assets	2,993	3,872
Convertible notes repurchase option	2,821	—

Total current assets	20,620	31,413
Fixed assets, net	9,225	9,993
Intangible assets, net	3,895	5,222
Goodwill	16,605	23,023
Restricted cash	1,057	1,057
Other assets, net	1,649	2,295

Total assets	$53,051	$73,003

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$4,944	$6,457
Accrued interest	2,123	2,178
Deferred revenue	5,260	5,506
Amounts due under acquisition agreements	—	4,000
Notes and leases payable—current portion	895	1,237
Deferred gain on repurchase of notes, net	488	—

Total current liabilities	13,710	19,378
Long term debt	69,434	71,200
Leases payable	465	793
Other liabilities	792	815
Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $.01; 75,000 authorized;10,898 and 10,659 issued, respectively	109	107
Additional paid in capital	126,427	126,204
Accumulated comprehensive other income (loss)	14	(4)
Treasury stock at cost, 5 and 9 shares, respectively	(200)	(213)
Accumulated deficit	(157,700)	(145,277)

Total stockholders’ deficit	(31,350)	(19,183)

Total liabilities and stockholders’ deficit	$53,051	$73,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$8,422	$15,522	$17,507	$32,622
Cost of revenues	843	1,321	1,775	2,698

Gross profit	7,579	14,201	15,732	29,924

Operating expenses:
Product development	501	1,294	1,127	2,668
Sales and marketing	4,855	8,141	9,997	17,718
General and administrative	2,010	2,742	4,252	5,376
Depreciation	1,320	948	2,521	1,736
Amortization	615	4,223	1,327	8,018
Restructuring and one-time charges, net	—	—	—	270

Total operating expenses	9,301	17,348	19,224	35,786

Loss from operations	(1,722)	(3,147)	(3,492)	(5,862)
Interest expense	(1,375)	(1,598)	(2,790)	(3,164)
Interest and other income	75	388	276	973

Net loss before cumulative effect of change in accounting principle	(3,022)	(4,357)	(6,006)	(8,053)
Cumulative effect of change in accounting principle	(6,418)	—	(6,418)	—

Net loss	$(9,440)	$(4,357)	$(12,424)	$(8,053)

Net loss per share before cumulative effect of change in accounting principle per share	$(0.28)	$(0.42)	$(0.55)	$(0.77)
Cumulative effect of change in accounting principle per share	(0.59)	—	(0.59)	—

Basic and diluted net loss per share	$(0.87)	$(0.42)	$(1.14)	$(0.77)

Weighted average shares of common stock outstanding	10,892	10,467	10,851	10,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows used in operating activities:
Net loss	$(12,424)	$(8,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill (change in accounting principle)	6,418	—
Depreciation	2,521	1,736
Amortization of intangible assets	1,327	8,018
Amortization of deferred financing costs	243	277
Provision for doubtful accounts	235	1,065
Non-cash reversal of accrued restructuring charges	—	(268)
Charge related to issuance of restricted stock and stock options	105	82

Changes in operating assets and liabilities:
Accounts receivable	367	3,271
Prepaid expenses and other assets	1,252	(1,341)
Accounts payable and accrued expenses	(1,472)	(3,416)
Accrued interest	(55)	—
Deferred revenue	(246)	395
Accrued restructuring charge	(42)	(6,707)
Other, net	(70)	(144)

Net cash used in operating activities	(1,841)	(5,085)

Cash flows used in investing activities:
Sale of investment securities	3,203	—
Purchase of investment securities	(1,599)	—
Purchase of fixed assets	(1,754)	(3,290)
Restricted cash	—	(500)

Net cash used in investing activities	(150)	(3,790)

Cash flows used in financing activities:
Proceeds from issuance of common stock, net	147	364
Payments of obligations under acquisition agreements	(4,000)	(5,310)
Purchase of convertible note repurchase option and related costs	(2,821)	—
Payments of principal on capital leases and notes payable	(670)	(1,082)
Payments for repurchase of convertible notes	(1,236)	—
Reimbursements for capital leases payments	—	179

Net cash used in financing activities	(8,580)	(5,849)

Net change in cash and cash equivalents for the period	(10,571)	(14,724)
Cash and cash equivalents, beginning of period	20,225	40,157

Cash and cash equivalents, end of period	$9,654	$25,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    The Company and Basis of Presentation

Dice Inc. (“Dice” or the “Company”), a Delaware corporation, provides online technology recruiting and career development services. Dice provides services to hire, train and retain technology professionals through dice.com, an online job board for technology professionals, and through MeasureUp, a provider of test preparation products for technology-related professional certifications.

Through December 26, 2000, Dice also owned and operated an online advertising and subscription supported content business (the “Content Business”). The Content Business of Dice provided information to information technology professionals. On December 26, 2000, Dice completed the sale of certain assets of the Content Business to INT Media Group, Inc. (“INT Media”). These assets primarily consisted of websites, certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those websites. In addition, on December 26, 2000, Dice announced that it was exiting the remaining content businesses that were not sold to INT Media, which primarily included its subscription based online reference library, ITKnowledge.com.

Dice has sustained net losses and negative cash flows from operations since its inception. Dice’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financings, or other sources of financings to fund operations. Management believes that the Company’s current cash position and future cash flows from operations will be sufficient to fund the Company’s operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce certain of its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company. However, a majority of the Company’s costs are fixed in nature and, therefore, if demand for the Company’s services is lower than anticipated in the near term, that decrease in demand will lower the availability of funds to the Company to fund its operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in Dice’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

2.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice’s significant estimates include the useful lives and valuations of fixed assets, goodwill, certain intangible assets and the Convertible Notes Repurchase Option (see note 5), the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

3.    Deferred Purchase Obligations

Under terms of the acquisition agreement for D & L Online, Inc., which owned and operated the dice.com website and was acquired in February 1999, the Company has earnout obligations to the sellers of D & L Online, Inc. based on the attainment of certain financial targets. Based on results achieved in 1999, 2000 and 2001, $4.0 million was paid in each of April 2000, April 2001 and April 2002, comprised of $10.0 million in cash and $2.0 million in common stock in the aggregate, including $4.0 million paid in cash in April 2002.

Under the terms of the acquisition agreement for MeasureUp, Inc., which was acquired in February 2000, the Company has certain earnout obligations to the sellers of MeasureUp, Inc. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and, therefore, the Company did not have any earnout obligations related to 2001. The Company may have remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company’s option.

4.    Intangible Assets and Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

The Company applied the FAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company completed the first annual impairment tests. As of January 1, 2002, the fair value of two of the Company’s reporting units, MeasureUp and CCPrep, did not exceed the carrying value of these reporting units and an impairment was recorded of approximately $6.4 million as a cumulative effect of change in accounting principle.

The following adjusts reported net loss and earnings per share to exclude goodwill amortization:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net loss	$(4,357)	$(8,053)
Less: goodwill amortization	3,319	6,208

Adjusted net loss	$(1,038)	$(1,845)

Reported basic and diluted net loss per share	$(0.42)	$(0.77)
Less: goodwill amortization	0.32	0.59

Adjusted basic and diluted net loss per share	$(0.10)	$(0.18)

Intangible assets, related to the D&L Online acquisition in February 1999 under which Dice.com was acquired, consists of the following:

	Customer List	Trade Name	Total
As of June 30, 2002:
Intangible assets	$8,100	$4,200	$12,300
Less: accumulated amortization	(5,535)	(2,870)	(8,405)

Intangible assets, net	$2,565	$1,330	$3,895

	Customer List	Trade Name	Non-Compete Covenant	Total
As of December, 31, 2001:
Intangible assets	$8,100	$4,200	$3,500	$15,800
Less: accumulated amortization	(4,725)	(2,450)	(3,403)	(10,578)

Intangible assets, net	$3,375	$1,750	$97	$5,222

Amortization expense will be $2.6 million, $2.5 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Also, during the period ended March 31, 2002 the non-compete covenant became fully amortized and was written off.

5.    Long Term Debt and Convertible Notes Repurchase Option

On April 3, 2002 Dice announced that it has negotiated the right to repurchase $53.02 million face amount of its 7% convertible subordinated notes due January 2005 (“the Convertible Notes”) from three of its largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price will depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increase. The Company’s repurchase option expires on October 3, 2002, although it may be extended for an additional three months under certain conditions.

In addition, the Company repurchased $1.76 million aggregate principal amount of the Convertible Notes from one of the holders for $1.24 million cash, plus accrued interest. The recognition of a gain of $0.5 million, net of deferred financing costs write-off, on the early extinguishment of debt has been deferred until the option is exercised or the option period expires and the amount of gain is determinable. If there is a change of control event these Convertible Notes are subject to the same terms as described above.

In consideration for entering into these agreements, the Company paid $1.9 million in the aggregate to three noteholders and incurred approximately $1.0 million in transaction costs for professional fees related to these agreements. The Company has recorded this payment and related transaction costs as a deferred asset and has accounted for it as a derivative security. The fair market value of the derivative security will be determined on a quarterly basis and will be marked to market. As of June 30, 2002, the Company determined that there has been no change in the value of the option. Factors that were considered included the likelihood of a change in control transaction, the remaining period to consummate a transaction, the current stock price and the likelihood of a change of control transaction resulting in the ability of the Company to exercise the option and realize a gain from the extinguishment of the Convertible Notes covered by the option agreements.

6.    Fair Value of Financial Instruments

The fair value of the Company’s Convertible Notes is estimated based on a quoted market price of the Convertible Notes as of June 30, 2002. The carrying amount is $69.4 million and the fair value was approximately $30.55 million as of June 30, 2002.

7.    Stock Option Grants

On December 7, 2001, the Compensation Committee approved, subject to stockholder approval, a one-time grant to Mr. Scot Melland, President and Chief Executive Officer of the Company, of additional stock options to purchase 350,000 shares of the Company’s common stock at $0.97 per share, the closing price of the Company’s common stock on the day immediately preceding the date of grant (the “December Grant”). The options vest over a period of four years, with twenty-five percent (25%) vesting upon the first anniversary of the grant and six and one-quarter percent (6 1/4%) vesting quarterly thereafter, and are exercisable until the tenth anniversary of the date of grant. The December Grant was not made under the 1998 Plan, which limits the number of options that can be granted under it in any fiscal year to any employee to options for 600,000 shares of common stock. As a part Mr. Melland’s employment agreement with the Company, Mr. Melland was granted in April 2001 under the 1998 Plan options to purchase 600,000 shares of common stock, as well as additional options to purchase 97,391 shares of common stock outside of the 1998 Plan, in each case at an exercise price of $2.43 per share, the closing price of the Company’s common stock on the day immediately preceding the date of grant. Because the December Grant was made outside of the 1998 Plan (and not as part of Mr. Melland’s initial employment arrangement), the grant was made subject to obtaining stockholder approval of the grant and was submitted to a stockholder vote at the June 2002 Annual Meeting of Stockholders, at which time the stockholders approved the grant.

As a result of this transaction the Company incurred a non-cash stock compensation charge of $445,000 that will be recognized over the four year vesting term of the options through December 2005 and is retroactive to the grant date of December 7, 2001. The charge was calculated as the difference between the exercise price at the time of the grant of $0.97 and the closing price of Dice common stock at the time the grant was approved of $2.24, multiplied by the number of options granted. A non-cash charge of $63,000 was recognized in the second quarter.

8.    Commitments and Contingencies

Litigation

On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association. Mr. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that the Company has breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. The Company transferred the websites in question to INT Media Group, Inc. on December 26, 2000. The Company believes that it has meritorious defenses to Mr. Wainner’s claims, and the Company intends to vigorously contest this proceeding. The hearings in the arbitration have been held and the parties have submitted post-hearing briefs. Due to the inherent uncertainties of arbitration, the Company cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on the Company’s business.

On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its present and former directors and former officers, and the underwriters of the Company’s initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of the Company’s initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. The Company and certain of its present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. The Company intends to defend the case vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on the Company’s business.

The Company is party to other claims and litigations that arise in the normal course of business. The Company believes that the ultimate outcome of those other claims and litigation will not have a material effect on the Company’s financial position or results of operations

Lease Obligations and Marketing Agreements

The Company has long term obligations for operating leases (principally for its leased facilities in Urbandale, Iowa) which aggregate $13.8 million through 2011, of which $0.8 million is payable during the remainder of 2002; and obligations under capital leases aggregating $1.4 million through 2004, including interest, of which $0.5 million is payable during the remainder of 2002. In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $7.7 million through 2004, of which approximately $2.7 million is payable during the remainder of 2002.

9.    Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ deficit changes not reflected in the Statements of Operations. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net loss	$(9,440)	$(4,357)	$(12,424)	$(8,053)
Unrealized appreciation (depreciation) of available-for-sale securities	51	(18)	18	1

Comprehensive loss	$(9,389)	$(4,375)	$(12,406)	$(8,052)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Dice should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on information available to Dice as of the date thereof, and Dice assumes no obligation to update any forward-looking statement or risk factors. For a discussion of risks related to our financial condition and business model, see Item 1 “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

We (“Dice” or the “Company”) are an industry leader in online technology recruiting and career development, providing direct employers, staffing companies and recruiting firms with access to a broad and unique talent pool of technology professionals. We offer online recruiting and career development services to both technology professionals and the companies that depend on them through dice.com, a leading online technology job board, and through MeasureUp, a leading online provider of technology certification test preparation products.

We support organizations across industries by helping them hire, train and retain the technology talent needed to compete in today’s technology-intensive economy. Employers and recruiters of technology professionals pay for access to our online recruiting services to help them find the right technology employee or contractor. These services include recruitment advertising through job postings on dice.com and access to our database of technology job seekers.

Technology job seekers use Dice to help manage their careers by posting their resumes on dice.com, searching dice.com’s database of permanent, contract and consulting technology job postings, and using our technology career resources, including MeasureUp’s technology certification test preparation products.

The job postings available in our database, from both technology and non-technology companies, include a wide variety of technology positions from programmers, software engineers and systems administrators to chief information and technology officers, as well as job postings for engineering and technical professionals.

Through December 26, 2000, we owned and operated an online advertising and subscription-supported content business (the “Content Business”). The Content Business provided a comprehensive set of information to information technology professionals serving each of the major vertical markets in the information technology industry, including enterprise management, networking and telecommunications, software and Internet development, and hardware and systems.

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

On June 13, 2001, we changed our name from EarthWeb Inc. to Dice Inc. As part of this process we changed the ticker symbol under which our stock trades on the Nasdaq National Market from ‘EWBX’ to ‘DICE’.

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

Revenue for the three months ended June 30, 2002 decreased $7.1 million to $8.4 million from $15.5 million for the three months ended June 30, 2001. Paid listing revenues decreased by $6.6 million to $7.4 million from $14.0 million due to a decline in the number of customers that was driven by an overall decrease in the demand for job postings. Certification test preparation and instructor-led training class revenues decreased by $0.5 million to $1.0 million from $1.5 million due to an overall decrease in demand for these products and services. The decrease was partially offset by $0.16 million in incremental revenue (attributable to the second half of 2001 and the first quarter of 2002) that was recorded after resolving a billing issue related to a certification preparation product licensing contract. For the three months ended June 30, 2002 and 2001 no single customer accounted for more than 4% and 2% of revenue, respectively. The Company had no barter revenue for the three months ended June 30, 2002 and 2001.

Revenue for the six months ended June 30, 2002 decreased $15.1 million to $17.5 million from $32.6 million for the six months ended June 30, 2001. Paid listing revenues decreased by $14.0 million to $15.5 million from $29.5 million due to a decline in the number of customers that was driven by an overall decrease in the demand for job postings. Certification test preparation and instructor-led training class revenues decreased by $1.1 million to $2.0 million from $3.1 million due to an overall decrease in demand for these products and services. The decrease was partially offset by $0.16 million in incremental revenue (attributable to the second half of 2001 and the first quarter of 2002) that was recorded after resolving a billing issue related to a certification preparation product licensing contract. For the six months ended June 30, 2002 and 2001 no single customer accounted for more than 3% and 2% of revenue, respectively. The Company had no barter revenue for the six months ended June 30, 2002 and 2001.

Cost of Revenues.    Dice’s cost of revenues consist primarily of employee salaries and related expenses for customer support personnel, system support and internet access costs related to the dice.com and MeasureUp websites and to direct costs associated with training classes. Cost of revenues for the three months ended June 30, 2002 decreased $0.5 million to $0.8 million from $1.3 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $0.9 million to $1.8 million from $2.7 million for the six months ended June 30, 2001. These decreases were primarily caused by a reduction in the number of dice.com customer support personnel and as a direct result of the decrease in the number of instructor-led training classes.

Product Development.    Dice’s product development expenses consist primarily of employee salaries and related expenses, consulting fees and computer systems-related expenses required to improve or enhance existing service offerings. Product development expenses for the three months ended June 30, 2002 decreased $0.8 million to $0.5 million from $1.3 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $1.6 million to $1.1 million from $2.7 million for the six months ended June 30, 2001. These decreases were primarily caused by a reduction in personnel and lower costs of content and website development. In addition for the three and six month periods ended June 30, 2002 more salaries were capitalized as website development costs than in the comparable periods in 2001 due to an increase in the amount of time allocated to these projects by Dice’s employees.

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of Dice’s sales force and marketing personnel. Sales and marketing expenses for the three months ended June 30, 2002 decreased $3.3 million to $4.8 million from $8.1 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $7.7 million to $10.0 million from $17.7 million for the six months ended June 30, 2001. These decreases were primarily due to a reduction in the volume of advertising across all advertising mediums, the elimination of the use of an advertising agency, a reduction in sales force personnel and lower sales commissions due to lower sales volume. These reductions were partially offset by costs associated with being the exclusive job listing provider for the CNET, ZDNet and Internet.com websites under agreements signed during 2001. Barter expense, related to advertising impressions, received as partial consideration for the sale of the Content Business, was $0.2 million in each of the three month periods ended June 30, 2002 and 2001 and $0.4 million in each of the six month periods ended June 30, 2002 and 2001.

General and Administrative.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, and accounting personnel, provision for uncollectible accounts, facilities costs, insurance costs and professional fees. General and administrative expenses for the three months ended June 30, 2002 decreased $0.7 million to $2.0 million from $2.7 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $1.1 million to $4.3 million from $5.4 million for the six months ended June 30, 2001. These decreases were primarily due to a decrease in bad debt expense as a result of the implementation of improved collection and credit policies and to the settlement of certain accrued liabilities at levels lower than were estimated. These decreases were partially offset by an increase in legal fees and to an increase in insurance premiums, specifically in directors and officers liability coverage.

Depreciation.    Depreciation expense was $1.3 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively and was $2.5 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. These increases were due to an increase in capitalized website development costs and to additional hardware and software purchased during 2001 and 2002. In addition the Company recorded a write-off of capitalized costs related to website development because these fixed assets will not be used and therefore have no future value.

Amortization.    Amortization of intangible assets for the three months ended June 30, 2002 decreased $3.6 million to $0.6 million from $4.2 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $6.7 million to $1.3 million from $8.0 million for the six months ended June 30, 2001. This decrease was primarily due to implementation of the Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

Cumulative Effect of Change in Accounting Principle.    During the second quarter of 2002 the Company completed the first annual impairment test as required by FAS 142. As of January 1, 2002, the fair value of two of the Company’s reporting units, MeasureUp and CCPrep, did not exceed the carrying value of these reporting units and an impairment was recorded of approximately $6.4 million as a cumulative effect of change in accounting principle.

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

Interest Expense.    Interest expense consists primarily of interest on the $69.4 million principal amount, 7% convertible subordinated notes due January 25, 2005 (the “Convertible Notes”). Interest expense was $1.4 million and $1.6 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and was $2.8 million and $3.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The decreases in each period were primarily due to the repurchase of $8.8 million and $1.8 million in principal amount of Convertible Notes in August 2001 and in April 2002, respectively.

Interest and Other Income.    Interest and other income consists primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended June 30, 2002 decreased $0.3 million to $0.1 million from $0.4 million for the three months ended June 30, 2001, and for the six months ended June 30, 2002 decreased $0.7 million to $0.3 million from $1.0 million for the six months ended June 30, 2001. These decreases are primarily attributable to lower levels of cash and cash equivalents and marketable securities during the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 and to lower interest rates.

Income Taxes.    No provision for federal and state income taxes has been recorded as Dice has incurred net losses through June 30, 2002. Given Dice’s limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice’s future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

Liquidity and Capital Resources

Dice historically has satisfied its cash requirements primarily through offerings of common stock and convertible notes and through lease financings. We believe that the Company’s current cash position and future cash flows from operations will be sufficient to fund the Company’s operations for at least the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the ability to delay or reduce certain of its expenditures so as to not require additional financing, if such financing is not available on terms acceptable to the Company. However, a majority of the Company’s costs are fixed in nature and, therefore, if demand for the Company’s services is lower than anticipated in the near term, that decrease in demand will lower the availability of funds to the Company to fund its operations.

Dice will continue to evaluate possible acquisitions of, or investments in, business products and technologies that are complementary to those of the Company, which may require the use of cash, or Dice may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in dilution to Dice’s stockholders.

As of June 30, 2002 the Company has outstanding $69.4 million of 7% Convertible Subordinated Notes due in January 2005. During 2001, the Company repurchased $8.8 million face value of the notes for $2.98 million in cash, plus accrued interest. In April 2002, the Company repurchased $1.76 million face value of the notes for $1.24 million in cash, plus accrued interest. The Company may consider further repurchases of the notes prior to their maturity on terms that the Company deems favorable. Any further repurchases may require the use of cash or the Company may issue additional debt or equity securities. The issuance of additional securities could result in dilution to the existing stockholders. The notes carry a coupon of 7% interest annually, currently totaling $4.9 million in annual interest payments, made semi-annually each January and July. A payment of $2.5 million was made in January 2002 and, based on the principal amount of the notes outstanding as of June 30, 2002 of $69.4 million, a payment of $2.4 million is due in July 2002.

On April 3, 2002 Dice announced that it has negotiated the right to repurchase $53.02 million face amount of the Convertible Notes from three of its largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price will depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increase. The Company’s repurchase option expires on October 3, 2002, although it may be extended for an additional three months under certain conditions. In consideration for entering into these agreements, the Company paid $1.9 million in the aggregate to these holders and incurred approximately $1.0 million in transactions costs for professional fees related to these agreements.

Dice’s common stock is quoted on the Nasdaq National Market. There are a number of continuing requirements that must be satisfied in order for a company’s stock to remain eligible for quotation on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $3.00. On July 9, 2002, Dice received notification from Nasdaq that the Company had failed to be in compliance with this requirement over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. To regain compliance with the listing requirements, Dice’s common stock must maintain a minimum bid price of $3.00 for ten consecutive trading days at anytime before October 7, 2002. Nasdaq has informed the Company that if it has not demonstrated compliance with this requirement prior to October 7, 2002 Nasdaq would provide the Company with notification of its intent to delist Dice’s common stock. At that time, the Company would have the right to appeal NASDAQ’s decision to the Nasdaq Listing Qualifications Panel. The Company cannot give assurances that any appeal if made would be successful. Although management is exploring ways to regain compliance with the continued listing requirements, the Company cannot give assurances that it will regain compliance in a timely fashion or at all. If the Company fails to satisfy the continued listing requirements of either the Nasdaq National Market or the Nasdaq SmallCap Market, the Company anticipates that its common stock would be eligible to trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc.

The delisting of the Company’s common stock from Nasdaq could have a material adverse effect on the market price of, and the liquidity of the trading market for, Dice’s common stock. Delisting could also reduce the ability of holders of Dice’s common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for the Company to raise capital in the future or use shares to make acquisitions. Each of these events could have a material adverse effect on Dice’s business, financial condition and operating results.

Substantially all of Dice’s cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $12.7 million at June 30, 2002.

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2002. Cash used in operating activities was primarily an interest payment of $2.5 million on the Convertible Notes and payments of accrued liabilities and was partially offset by cash generated by operations.

Net cash used in investing activities for the six months ended June 30, 2002 of $0.2 million was attributable to purchases of fixed assets of $1.8 million and investment securities of $1.6 million and was partially offset by $3.2 million of proceeds from the sale of marketable securities.

Net cash used in financing activities for the six months ended June 30, 2002 of $8.6 million was primarily attributable to payments of $4.0 million for obligations under acquisition agreements, payments of $2.8 million related to the convertible notes repurchase options, including related costs, payments of $1.2 million for the repurchase of convertible notes and payments of $0.7 million on notes payable and capital leases.

Under terms of the acquisition agreement for D & L Online, Inc., which owned and operated the dice.com website and was acquired in February 1999, the Company has earnout obligations to the sellers of D & L Online, Inc. based on the attainment of certain financial targets. Based on results achieved in 1999, 2000 and 2001, $4.0 million was paid in each of April 2000, April 2001 and April 2002, comprised of $10.0 million in cash and $2.0 million in common stock in the aggregate, including $4.0 million paid in cash in April 2002.

Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001 and, therefore, the Company did not have any earnout obligations for 2001. The Company has remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company’s option.

The Company has long term obligations for operating leases (principally for its leased facilities in Urbandale, Iowa) which aggregate $13.8 million through 2011, of which $0.8 million is payable during the remainder of 2002; and obligations under capital leases aggregating $1.4 million through 2004, including interest, of which $0.5 million is payable during the remainder of 2002. In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $7.7 million through 2004, of which approximately $2.7 million is payable during the remainder of 2002.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Intangible assets, excluding goodwill, resulting from acquisitions of websites and other assets, are being amortized using the straight-line method over five years which approximates the expected period of benefit.

Bad Debt

Dice maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Convertible Notes Repurchase Option

The fair market value of this derivative security will be determined on a quarterly basis and will be marked to market. Factors that are considered in determining fair value include the likelihood of a change in control transaction, the remaining period to consummate a transaction, the current stock price and the likelihood of a change of control transaction resulting in the ability of the Company to exercise the option and realize a gain from the extinguishment of the Convertible Notes covered by the option agreements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice’s significant estimates include the useful lives and valuations of fixed assets, goodwill, certain intangible assets and the Convertible Notes repurchase option, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No.145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”). In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“FAS 4”). This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform to the provisions of FAS 145. Earlier application of the provisions of FAS 145 related to the rescission of FAS 4 is encouraged. The Company will adopt FAS 145 as in the third quarter of 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio and outstanding debt. The Company does not use derivative financial instruments in its investment portfolio. The Company mainly invests its excess cash in debt instruments of government agencies and high quality corporate money market instruments. If market rates increase, the Company runs the risk that the related income from those holdings will be less than those that could be obtained from newer issues of similar securities, and that the fair market value of these securities could decline in value.

At June 30, 2002 the Company’s outstanding debt approximated $69.4 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

Equity Price Risk

The Company has minimal investments in various equity securities. These investments, as of June 30, 2002, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders’ equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On July 5, 2001, Scott Wainner commenced an arbitration against the Company before the American Arbitration Association. Mr. Wainner asserts various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites. Mr. Wainner claims that he is entitled to certain additional payments under the Asset Purchase Agreement and also alleges that the Company has breached other obligations to him. In his demand for arbitration, Mr. Wainner seeks damages in the amount of $2 million, plus interest and other amounts. The Company transferred the websites in question to INT Media Group, Inc. on December 26, 2000. The Company believes that it has meritorious defenses to Mr. Wainner’s claims, and the Company intends to vigorously contest this proceeding. The hearings in the arbitration have been held and the parties have submitted post-hearing briefs. Due to the inherent uncertainties of arbitration, the Company cannot predict the outcome of the proceeding with any certainty. An adverse outcome in the arbitration could have a material adverse effect on the Company’s business.

On November 5, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of its present and former directors and former officers, and the underwriters of the Company’s initial public offering and secondary offering (J.P. Morgan Securities, Inc., Bear Stearns & Co., Inc., Volpe Brown Whelan & Co., LLC and Wit Capital Corporation). The complaint alleges, among other things, that the underwriters of the Company’s initial public offering and secondary offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the registration statements for the offerings. The Company and certain of its present and former directors and former officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar actions have been filed against more than 300 other issuers and their underwriters relating to offerings since 1998. The Company intends to defend the case vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this litigation with any certainty. An adverse outcome in this litigation could have a material adverse effect on the Company’s business.

The Company is party to other claims and litigations that arise in the normal course of business. The Company believes that the ultimate outcome of those other claims and litigation will not have a material effect on the Company’s financial position or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

On June 14, 2002, at the annual meeting of stockholders for Dice, the following proposals were approved by the stockholders (with the results of the respective votes indicated in parentheses): (i) two directors, Peter A. Derow and Scot W. Melland, were re-elected (Peter A. Derow: For—9,885,694, Against—67,097; Scot W. Melland: For—9,885,694, Against—67,097); (ii) a proposal to amend Dice’s Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan by 500,000 shares was approved (For—4,765,545, Against—351,816, Abstain—12,009); (iii) a proposal for a one-time grant to the Company’s Chief Executive Officer of options to purchase 350,000 shares of the Company’s common stock was approved (For—2,681,042, Against—2,325,902, Abstain—122,426); and (iv) a proposal for the ratification of the selection of Ernst & Young as the Company’s independent auditors for the year ended December 31, 2002 was approved (For—9,936,118, Against—12,513, Abstain—4,160).

We incorporate by reference our Proxy Statement on Schedule 14A, filed April 26, 2002 with the Securities and Exchange Commission under Section 14(a)-101.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

No Exhibits are filed as part of this Report.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on April 4, 2002 relating to the Company’s announcement that (i) it had entered into agreements with three holders of its outstanding 7% Convertible Subordinated Notes due January 25, 2005 granting the Company an option to repurchase notes from them, upon the occurrence of certain change of control events, as more fully set forth in the agreements, and (ii) it had retained UBS Warburg as its financial advisor to evaluate strategic alternatives for the Company.

The Company filed a report on Form 8-K on April 25, 2002 relating to the Company’s announcement of its financial results and certain other information for the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, state of New York, on July 26, 2002.

DICE INC.

By:	/S/ MICHAEL P. DURNEY
Michael P. Durney Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

By:	/S/ DAVID L. JONASSEN
David L. Jonassen Controller and Chief Accounting Officer (Principal Accounting Officer)