Form 10-Q
period 2002-09-30
DICE INC
filed 2002-10-24
CIK 1067056

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of October 22, 2002, the registrant had outstanding 11,167,064 shares of common stock, $.01 par value.

DICE INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

DICE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,034	$20,225
Marketable securities	3,002	4,608
Accounts receivable, net of allowances of $667 and $1,253, respectively	1,702	2,708
Prepaid expenses and other current assets	2,857	3,872

Total current assets	13,595	31,413

Fixed assets, net	8,997	9,993
Intangible assets, net	3,280	5,222
Goodwill	16,605	23,023
Restricted cash	1,057	1,057
Other assets, net	1,350	2,295

Total assets	$44,884	$73,003

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$4,874	$6,457
Accrued interest	908	2,178
Deferred revenue	5,053	5,506
Amounts due under acquisition agreements	—	4,000
Notes and leases payable—current portion	858	1,237

Total current liabilities	11,693	19,378

Long term debt	69,434	71,200
Leases payable	509	793
Other liabilities	845	815
Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, par value $.01; 75,000 authorized; 11,106 and 10,659 issued, respectively	111	107
Additional paid in capital	126,587	126,204
Accumulated comprehensive other income (loss)	15	(4)
Treasury stock at cost, 5 and 9 shares, respectively	(200)	(213)
Accumulated deficit	(164,110)	(145,277)

Total stockholders’ deficit	(37,597)	(19,183)

Total liabilities and stockholders’ deficit	$44,884	$73,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$7,823	$13,019	$25,330	$45,641
Cost of revenues	871	1,157	2,646	3,855

Gross profit	6,952	11,862	22,684	41,786

Operating expenses:
Product development	461	1,128	1,587	3,797
Sales and marketing	4,346	5,938	14,343	23,656
General and administrative	2,082	2,769	6,335	8,121
Depreciation	1,197	1,000	3,719	2,736
Amortization	615	4,223	1,942	12,241
Restructuring and one-time charges, net	1,025	—	1,025	270

Total operating expenses	9,726	15,058	28,951	50,821

Loss from operations	(2,774)	(3,196)	(6,267)	(9,035)
Gain on repurchase of convertible notes, net	488	5,609	488	5,609
Write-off of convertible notes repurchase options	(2,821)	—	(2,821)	—
Interest expense	(1,364)	(1,533)	(4,154)	(4,675)
Interest and other income	61	278	338	1,204

Net income (loss) before cumulative effect of change in accounting principle	(6,410)	1,158	(12,416)	(6,897)
Cumulative effect of change in accounting principle	—	—	(6,418)	—

Net income (loss)	$(6,410)	$1,158	$(18,834)	$(6,897)

Net income (loss) per share before cumulative effect of change in accounting principle per share	$(0.58)	$0.11	$(1.14)	$(0.66)
Cumulative effect of change in accounting principle per share	—	—	(0.59)	—

Basic and diluted net income (loss) per share	$(0.58)	$0.11	$(1.73)	$(0.66)

Weighted average shares of common stock outstanding	11,035	10,593	10,913	10,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows used in operating activities:
Net loss	$(18,834)	$(6,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill (change in accounting principle)	6,418	—
Depreciation	3,719	2,736
Amortization of intangible assets	1,942	12,241
Amortization of deferred financing costs	362	411
Amortization of barter advertising costs	540	540
Provision for doubtful accounts	352	1,512
Non-cash reversal of accrued restructuring charges	—	(827)
Write-off of convertible notes repurchase options and related costs	2,821	—
Loss on write-down of fixed assets	—	530
Gain on repurchase of convertible notes, net	(488)	(5,609)
Charge related to issuance of restricted stock and stock options	145	108
Changes in operating assets and liabilities:
Accounts receivable	654	2,808
Prepaid expenses and other assets	1,034	(1,483)
Accounts payable and accrued expenses	(1,644)	(3,963)
Accrued interest	(1,270)	(1,503)
Deferred revenue	(453)	413
Accrued restructuring charge	(42)	(7,611)
Other, net	107	(89)

Net cash used in operating activities	(4,637)	(6,683)

Cash flows provided by (used in) investing activities:
Sale of investment securities	4,003	6,180
Purchase of investment securities	(2,356)	—
Purchase of fixed assets	(2,483)	(4,889)
Restricted cash	—	(500)

Net cash provided by (used in) investing activities	(836)	791

Cash flows used in financing activities:
Proceeds from issuance of common stock, net	242	459
Payments of obligations under acquisition agreements	(4,000)	(5,310)
Payments for convertible note repurchase options and related costs	(2,821)	—
Payments of principal on capital leases and notes payable	(903)	(1,522)
Payments for repurchase of convertible notes	(1,236)	(2,982)
Reimbursements for capital leases payments	—	179

Net cash used in financing activities	(8,718)	(9,176)

Net change in cash and cash equivalents for the period	(14,191)	(15,068)
Cash and cash equivalents, beginning of period	20,225	40,157

Cash and cash equivalents, end of period	$6,034	$25,089

Summary of non-cash transactions:
Acquisition of computer equipment and software through capital leases, net of trade in	$240	$1,395

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

Through December 26, 2000, Dice also owned and operated an online advertising and subscription-supported content business (the “Content Business”). The Content Business of Dice provided information to information technology professionals. On December 26, 2000, Dice completed the sale of certain assets of the Content Business to Jupitermedia Corporation (formerly known as INT Media Group, Inc. and internet.com Corporation) (“Jupitermedia”). These assets primarily consisted of websites, certain computer equipment, furniture and fixtures and leasehold improvements related to the operations of those websites. In addition, on December 26, 2000, Dice announced that it was exiting the remaining content businesses that were not sold to Jupitermedia, which primarily included its subscription-based online reference library, ITKnowledge.com.

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

2.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice’s significant estimates include the useful lives and valuations of fixed assets, goodwill and certain intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3.    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Accounting Principles Board Opinion No. 30 for such classification should be reclassified to conform to the provisions of FAS 145. The Company adopted FAS 145 in the quarter ended September 30, 2002, and, therefore, reclassified a net gain of $5.6 million recognized on the early extinguishment of debt in the quarter ended September 30, 2001. Additionally, the Company recorded a gain of $0.5 million in accordance with FAS 145 in the quarter ended September 30, 2002.

4.    Deferred Purchase Obligations

Under terms of the acquisition agreement for D&L Online, Inc., which owned and operated the dice.com website and was acquired in February 1999, the Company had earnout obligations to the sellers of D&L Online, Inc. based on the attainment of certain financial targets. Based on results achieved in fiscal years 1999, 2000 and 2001, $4.0 million was paid in each of April 2000, April 2001 and April 2002, totaling $10.0 million in cash and $2.0 million in common stock, including $4.0 million paid in cash in April 2002.

Under the terms of the acquisition agreement for MeasureUp, Inc., which was acquired in February 2000, the Company has certain earnout obligations to the sellers of MeasureUp, Inc. Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001, and, therefore, the Company did not have any earnout obligations related to 2001. The Company may have remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company’s option.

5.    Intangible Assets and Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

The Company applied the FAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company completed the first annual impairment tests. As of January 1, 2002, the fair value of two of the Company’s reporting units, MeasureUp and CCPrep, did not exceed the carrying value of these reporting units and an impairment charge of $6.4 million was recorded as a cumulative effect of change in accounting principle.

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following adjusts reported net income (loss) and earnings (loss) per share to exclude goodwill amortization:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(unaudited, in thousands, except per share data)
Reported net income (loss)	$1,158	$(6,897)
Add: goodwill amortization	3,319	9,527

Adjusted net income	$4,477	$2,630

Reported basic and diluted net income (loss) per share	$0.11	$(0.66)
Add: goodwill amortization	0.31	0.91

Adjusted basic and diluted net income per share	$0.42	$0.25

Intangible assets, related to the D&L Online acquisition in February 1999 under which dice.com was acquired, consists of the following:

	Customer List	Trade Name		Total
	(unaudited, in thousands)
As of September 30, 2002:
Intangible assets	$8,100	$4,200		$12,300
Less: accumulated amortization	(5,940)	(3,080)		(9,020)

Intangible assets, net	$2,160	$1,120		$3,280

	Customer List	Trade Name	Non-Compete Covenant	Total
	(unaudited, in thousands)
As of December, 31, 2001:
Intangible assets	$8,100	$4,200	$3,500	$15,800
Less: accumulated amortization	(4,725)	(2,450)	(3,403)	(10,578)

Intangible assets, net	$3,375	$1,750	$97	$5,222

The Company expects amortization expense to be $2.6 million, $2.5 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Also, during the period ended March 31, 2002 the non-compete covenant became fully amortized and was written off.

6.    Long Term Debt and Convertible Notes Repurchase Options

On April 3, 2002, Dice announced that it negotiated the right to repurchase $53.02 million face amount of its 7% convertible subordinated notes due January 2005 (the “Convertible Notes”) from three of its largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price would depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increased. In addition, the Company repurchased $1.76 million aggregate principal amount of the Convertible Notes from one of the noteholders for $1.24 million cash, plus accrued interest. In

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

consideration for entering into these agreements, the Company paid $1.86 million in the aggregate to three noteholders and incurred $960,000 in transaction costs for professional fees related to these agreements. The Company recorded this payment and the related transaction costs as a deferred asset and accounted for it as a derivative security until the repurchase options expired on October 3, 2002 without being exercised. The Company wrote off the deferred asset balance of $2.82 million during the quarter ended September 30, 2002.

The recognition of the gain of $0.5 million, net of the write-off of deferred financing costs, on the repurchase of debt was deferred until the option period expired, as the purchase price of the debt was subject to change had the options been exercised in a change of control event, and was recognized during the quarter ended September 30, 2002.

7.    Fair Value of Financial Instruments

The fair value of the Company’s Convertible Notes is estimated based on a quoted market price of the Convertible Notes as of September 30, 2002. The carrying amount is $69.4 million, and the fair value was approximately $30.6 million as of September 30, 2002.

8.    Stock Option Grants

On December 7, 2001, the Compensation Committee approved, subject to stockholder approval, a one-time grant to Mr. Scot Melland, President and Chief Executive Officer of the Company, of additional stock options to purchase 350,000 shares of the Company’s common stock at $0.97 per share, the closing price of the Company’s common stock on the day immediately preceding the date of grant (the “December Grant”). The options vest over a period of four years, with twenty-five percent (25%) vesting upon the first anniversary of the grant and six and one-quarter percent (6 1/4%) vesting quarterly thereafter, and are exercisable until the tenth anniversary of the date of grant. The December Grant was not made under the 1998 Plan, which limits the number of options that can be granted under it in any fiscal year to any employee to options for 600,000 shares of common stock. As a part of Mr. Melland’s employment agreement with the Company, Mr. Melland was granted in April 2001 under the 1998 Plan options to purchase 600,000 shares of common stock, as well as additional options to purchase 97,391 shares of common stock outside of the 1998 Plan, in each case at an exercise price of $2.43 per share, the closing price of the Company’s common stock on the day immediately preceding the date of grant. The December Grant was made subject to obtaining stockholder approval of the grant and was submitted to a stockholder vote at the June 2002 Annual Meeting of Stockholders, at which time the stockholders approved the grant.

As a result of this transaction the Company incurred a non-cash stock compensation charge of $445,000 that will be recognized over the four year vesting term of the options through December 2005 and is retroactive to the grant date of December 7, 2001. The charge was calculated as the difference between the exercise price at the time of the grant of $0.97 and the closing price of Dice common stock at the time the grant was approved of $2.24, multiplied by the number of options granted. Non-cash charges of $63,000 and $28,000 were recognized in the quarters ended June 30, and September 30, 2002, respectively.

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9.    Commitments and Contingencies

Litigation

On July 5, 2001, Mr. Scott Wainner commenced an arbitration proceeding against the Company before the American Arbitration Association. Mr. Wainner asserted various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites. Mr. Wainner claimed that he was entitled to certain additional payments under the Asset Purchase Agreement and also alleged that the Company had breached other obligations to him. In his demand for arbitration, Mr. Wainner sought damages in the amount of $2.0 million, plus interest and other amounts.

On August 7, 2002, the arbitrator awarded Mr. Wainner $1.0 million of the total $2.0 million sought by Mr. Wainner in the arbitration, plus certain costs (the “Award”). Following the issuance of the Award, Mr. Wainner began a court proceeding against the Company in which he sought to confirm the Award and obtain a judgment against the Company. At a hearing on October 16, 2002, the court indicated that it would be granting Mr. Wainner’s request and entering such a judgment. To date, the Company is not aware that the judgment has been so entered and no payment has been made.

Pursuant to the terms of an Asset Purchase Agreement entered into in December 2000 between EarthWeb Inc. (now known as Dice Inc.) and internet.com Corporation (now known as Jupitermedia Corporation), the Company transferred the websites in question to Jupitermedia. The Company believes it has certain rights to indemnification from Jupitermedia under the Asset Purchase Agreement between them, and on September 9, 2002, filed a third-party complaint against Jupitermedia seeking indemnification of the Company by Jupitermedia and asking the court to direct Jupitermedia to pay all damages relating to the Award. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this litigation with any certainty.

During the quarter ended September 30, 2002, the Company recorded a $1.03 million charge for the Award, as the probability of recovery from Jupitermedia is not determinable and thus the entire amount of the Award was recorded as an expense.

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

DICE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Lease Obligations and Marketing Agreements

The Company has long term obligations for operating leases (principally for its leased facilities in Urbandale, Iowa) in the aggregate of $11.8 million through 2011, of which $0.4 million is payable during the remainder of 2002, and obligations under capital leases aggregating $1.4 million through 2005, including interest, of which $0.2 million is payable during the remainder of 2002. In September 2002, the Company entered into an amended lease agreement with the landlord of its Urbandale, Iowa facility under which the Company will relinquish all rights to 25,000 sq. ft. of space as of January 1, 2003 in exchange for paying an aggregate of $198,000 during the period January 1, 2003 through December 31, 2007, which amounts are reflected in the lease obligations above.

In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $6.4 million through 2004, of which approximately $1.4 million is payable during the remainder of 2002.

10.    Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain stockholders’ deficit changes not reflected in the Statements of Operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Net loss	$(6,410)	$1,158	$(18,834)	$(6,897)
Unrealized appreciation (depreciation) of available-for-sale securities	1	(17)	19	(16)

Comprehensive loss	$(6,409)	$1,141	$(18,815)	$(6,913)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Dice should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements included in this document are made as of the date hereof, based on information available to Dice as of the date thereof, and Dice assumes no obligation to update any forward-looking statement or risk factors, except as required by law. For a discussion of risks related to our financial condition and business model, see Item 1 Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

On December 26, 2000, we completed the sale of certain assets of our Content Business, which primarily consisted of websites, certain computer equipment, and furniture, fixtures and leasehold improvements related to the operations of those websites, to Jupitermedia Corporation (formerly known as INT Media Group, Inc. and internet.com Corporation) (“Jupitermedia”) and announced that we were exiting our remaining content businesses which primarily included our subscription-based online reference library, ITKnowledge.com.

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

We also generate revenue through MeasureUp, which provides online certification test preparation and related products and also offers instructor-led training classes. Technology professionals preparing for certification exams use these products at training centers or individually online and attend our training classes. MeasureUp provides online practice exams to help prepare technology professionals for the actual certification exams.

Revenue for the three months ended September 30, 2002 decreased $5.2 million to $7.8 million from $13.0 million for the three months ended September 30, 2001. Paid listing revenues decreased by $4.6 million to $7.0 million from $11.6 million due to a decline in the number of customers that was driven by an overall decrease in the demand for job postings. Certification test preparation and instructor-led training class revenues decreased by $0.5 million to $0.9 million from $1.4 million due to an overall decrease in demand for these products and services. For the three months ended September 30, 2002 and 2001 no single customer accounted for more than 4% and 2% of revenue, respectively. The Company had no barter revenue for the three months ended September 30, 2002 and 2001.

Revenue for the nine months ended September 30, 2002 decreased $20.3 million to $25.3 million from $45.6 million for the nine months ended September 30, 2001. Paid listing revenues decreased by $18.7 million to $22.5 million from $41.2 million due to a decline in the number of customers that was driven by an overall decrease in the demand for job postings. Certification test preparation and instructor-led training class revenues decreased by $1.6 million to $2.9 million from $4.5 million due to an overall decrease in demand for these products and services. For the nine months ended September 30, 2002 and 2001 no single customer accounted for more than 4% and 1% of revenue, respectively. The Company had no barter revenue for the nine months ended September 30, 2002 and 2001.

Cost of Revenues.    Cost of revenues consist primarily of employee salaries and related expenses for customer support personnel, system support and internet access costs related to the dice.com and MeasureUp websites and to direct costs associated with training classes. Cost of revenues for the three months ended September 30, 2002 decreased $0.3 million to $0.9 million from $1.2 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $1.2 million to $2.6 million from $3.8 million for the nine months ended September 30, 2001. These decreases were primarily caused by a reduction in the number of dice.com customer support personnel and by the lower costs resulting from the decrease in the number of instructor-led training classes.

Product Development.    Product development expenses consist primarily of employee salaries and related expenses, consulting fees and computer systems-related expenses required to maintain existing service offerings. Product development expenses for the three months ended September 30, 2002 decreased $0.6 million to $0.5 million from $1.1 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $2.2 million to $1.6 million from $3.8 million for the nine months ended September 30, 2001. These decreases were primarily caused by a reduction in personnel related expenses (including outside consultants) and by lower content development costs at MeasureUp.

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising programs, agency fees, employee salaries, commissions and related expenses of Dice’s sales force and marketing personnel. Sales and marketing expenses for the three months ended September 30, 2002 decreased $1.6 million to $4.3 million from $5.9 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $9.3 million to $14.3 million from $23.6 million for the nine months ended September 30, 2001. These decreases were primarily due to a reduction in the volume of advertising across all advertising mediums including the elimination of cable television and radio advertising in early 2001, the elimination of the use of an advertising agency, a reduction in sales force personnel, the elimination of recruitment fees during 2002, and lower sales compensation due to lower sales volume. These reductions were partially offset by costs associated with being the exclusive job listing provider for the CNET and ZDNet websites under an agreement signed in March 2001 and launched in April 2001. Barter expense, related to advertising impressions received as partial consideration for the sale of the Content Business, was $0.2 million in each of the three month periods ended September 30, 2002 and 2001, and $0.5 million in each of the nine month periods ended September 30, 2002 and 2001.

General and Administrative.    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facilities costs, insurance costs, professional fees and provision for uncollectible accounts. General and administrative expenses for the three months ended September 30, 2002 decreased $0.7 million to $2.1 million from $2.8 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $1.8 million to $6.3 million from $8.1 million for the nine months ended September 30, 2001. These decreases were primarily due to a decrease in bad debt expense as a result of the implementation of improved collection and credit policies during 2001 and to the settlement of certain accrued liabilities at levels lower than were estimated. These decreases were partially offset by an increase in legal and other professional fees and by an increase in directors and officers liability insurance premiums. In each of the three month periods ended September 30, 2002 and 2001, Dice recorded approximately $0.2 million in costs associated with reducing the amount of lease obligations.

Depreciation.    Depreciation expense was $1.2 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, and was $3.7 million and $2.7 million for the nine months ended September 30, 2002 and 2001, respectively. These increases were due to an increase in capitalized website development costs and to additional hardware and software purchased during 2001 and 2002. In addition, in the quarter ended June 30, 2002, the Company wrote off capitalized costs related to website development because these assets will have no future value.

Amortization.    Amortization of intangible assets for the three months ended September 30, 2002 decreased $3.6 million to $0.6 million from $4.2 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $10.3 million to $1.9 million from $12.2 million for the nine months ended September 30, 2001. This decrease was primarily due to implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

Restructuring and One-time Charges, net.    During the third quarter of 2002, Dice recorded a $1.03 million charge for an arbitrator’s award of $1.0 million plus certain costs (the “Award”) announced in August 2002 relating to the purchase of certain websites by EarthWeb Inc. (now known as Dice Inc.) in 1999 from Mr. Scott Wainner. Dice has not made any payment on the Award, and is seeking to recover that amount from Jupitermedia under the terms of the Asset Purchase Agreement of December 26, 2000 pursuant to which Jupitermedia acquired these websites from the Company. The probability of recovery is not determinable, and thus the entire amount of the Award was recorded as an expense in the quarter ended September 30, 2002.

In January 2001, Jack D. Hidary, a Co-founder and President and CEO, resigned these positions, effective January 26, 2001, and became Chairman of the Board of Directors of the Company. Murray Hidary, Co-founder and Executive Vice President of the Company, also resigned his position, effective January 26, 2001, and continued to serve as a Director of the Company. On September 12, 2002, Messrs. Hidary resigned from the Board of Directors, effective September 13, 2002. In connection with the 2001 resignations, the Company recorded a charge of $1.0 million in the first quarter of 2001, which primarily consisted of salary continuation and related payments, and medical and other benefits. These charges were partially offset by reductions of approximately $0.7 million in the accrued restructuring charges recorded in December 2000, which primarily resulted from the cash collections of accounts receivable in excess of, and the settlement of obligations at lower than, projected levels.

Gains on Repurchase of Convertible Notes.    In April 2002 and August 2001, Dice repurchased $1.76 million and $8.8 million of its 7% Convertible Subordinated Notes due in January 2005 (“Convertible Notes”) for aggregate purchase prices of $1.24 million and $2.98 million in cash, respectively, plus accrued interest. As a result of these repurchases, the Company recorded gains of $0.5 million and $5.6 million (net of zero income tax and write-offs of related deferred financing costs) in the quarters ended September 30, 2002 and 2001, respectively. Annual interest expense has been reduced by $0.7 million as a result of these transactions.

Write-off of Convertible Notes Repurchase Options.    On April 3, 2002 Dice announced that it negotiated the right to repurchase $53.02 million face amount of its Convertible Notes from three of its largest noteholders, upon certain change of control events, at prices ranging from 70% to 110% of face value, plus accrued interest through the date of repurchase. The actual repurchase price would depend upon the amount received by the Company or its stockholders as a result of a change of control event, increasing to the maximum as proceeds to stockholders increased. In consideration for entering into these agreements, the Company paid $1.86 million in the aggregate to three noteholders and incurred $960,000 in transaction costs for professional fees related to these agreements. The Company recorded this payment and related transaction costs as a deferred asset and accounted for it as a derivative security. The Company wrote off the deferred asset balance of $2.82 million as of September 30, 2002, as the options were not exercised prior to their expiration on October 3, 2002.

Interest Expense.    Interest expense consists primarily of interest on the $69.4 million principal amount of its Convertible Notes. Interest expense was $1.4 million and $1.5 million for the three months ended September 30, 2002 and 2001, respectively, and was $4.2 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. The decreases in each period were primarily due to the repurchase of $8.8 million and $1.8 million in principal amount of Convertible Notes in August 2001 and in April 2002, respectively.

Interest and Other Income.    Interest and other income consists primarily of interest earned on cash and cash equivalents and marketable securities. Interest and other income for the three months ended September 30, 2002 decreased $0.2 million to $0.1 million from $0.3 million for the three months ended September 30, 2001, and for the nine months ended September 30, 2002 decreased $0.9 million to $0.3 million from $1.2 million for the nine months ended September 30, 2001. These decreases are primarily attributable to lower levels of cash and cash equivalents and marketable securities and to lower interest rates during the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

Cumulative Effect of Change in Accounting Principle.    During the second quarter of 2002 the Company completed the first annual impairment test as required by FAS 142. As of January 1, 2002, the fair value of two of the Company’s reporting units, MeasureUp and CCPrep, did not exceed the carrying value of these reporting units and an impairment charge of $6.4 million was recorded as a cumulative effect of change in accounting principle.

Income Taxes.    No provision for federal and state income taxes has been recorded as Dice has incurred net losses through September 30, 2002. Given Dice’s limited operating history, losses incurred to date and the difficulty in accurately forecasting Dice’s future results, management does not believe that the realization of the related deferred income tax assets meets the criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

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

As of September 30, 2002 the Company has outstanding $69.4 million of 7% Convertible Subordinated Notes due in January 2005. During 2001, the Company repurchased $8.8 million face value of the notes for $2.98 million in cash, plus accrued interest. In April 2002, the Company repurchased $1.76 million face value of the notes for $1.24 million in cash, plus accrued interest. The Company may consider further repurchases of the Convertible Notes prior to their maturity on terms that the Company deems favorable. Any further repurchases may require the use of cash or the Company may issue additional debt or equity securities. The issuance of additional securities could result in dilution to the existing stockholders. The notes carry a coupon of 7% interest annually, currently totaling $4.9 million in annual interest payments, made semi-annually each January and July. Payments totaling $2.5 million and $2.4 million were made in January 2002 and July 2002, respectively.

Dice’s common stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be satisfied in order for a company’s stock to remain eligible for quotation on the NASDAQ National Market. These requirements include maintaining a minimum bid price of $3.00 and a market value of publicly held shares of $15.0 million. On October 8, 2002, Dice received a NASDAQ Staff Determination, indicating that the Company fails to comply with the $3.00 minimum bid price and the $15.0 million market value of publicly held shares requirements for continued listing set forth in Marketplace Rules 4450(b)(4) and 4450(b)(3), respectively, and that its common stock is, therefore, subject to delisting from the NASDAQ National Market. On October 15, 2002, the Company requested a hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination. The hearing before the NASDAQ Listing Qualifications Panel is currently scheduled for November 21, 2002. Although management is exploring ways to regain compliance with the continued listing requirements, the Company cannot give assurances that it will regain compliance, nor can it give assurances that the appeal will be successful. Throughout the review process, Dice’s common stock will continue to be listed on the NASDAQ National Market. If the Company fails to satisfy the continued listing requirements of either the NASDAQ National Market or the NASDAQ SmallCap Market, the Company anticipates that its common stock would be eligible to trade on the OTC Bulletin Board or in the pink sheets maintained by the National Quotation Bureau, Inc.

The delisting of the Company’s common stock from NASDAQ could have a material adverse effect on the market price of, and the liquidity of the trading market for, Dice’s common stock. Delisting could also reduce the ability of holders of Dice’s common stock to purchase or sell shares as quickly and as efficiently as they have done historically. This lack of liquidity would make it more difficult for the Company to raise capital in the future, use shares of common stock to make acquisitions, or extinguish all or part of its debt . Each of these events could have a material adverse effect on Dice’s business, financial condition and operating results.

Substantially all of Dice’s cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. The Company had cash and cash equivalents and investments in marketable securities totaling $9.0 million at September 30, 2002.

Net cash used in operating activities was $4.6 million for the nine months ended September 30, 2002. Cash used in operating activities was primarily attributable to interest payments of $4.9 million on the Convertible Notes and payments of accrued liabilities, partially offset by cash generated by operations.

Net cash used in investing activities for the nine months ended September 30, 2002 of $0.8 million was attributable to purchases of fixed assets of $2.5 million and investment securities of $2.4 million, partially offset by $4.0 million of proceeds from the sale of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2002 of $8.7 million was primarily attributable to the final payments of $4.0 million for obligations under the D&L Online acquisition agreements, payments of $2.8 million related to the Convertible Notes repurchase options, including related costs, payments of $1.2 million for the repurchase of Convertible Notes and principal payments of $0.9 million on notes payable and capital leases.

Based on results achieved by MeasureUp in 2000, the Company paid $1.2 million in cash to the sellers of MeasureUp in April 2001. The financial targets were not achieved in 2001, and, therefore, the Company did not have any earnout obligations for 2001. The Company has remaining earnout obligations based on the achievement of certain financial targets during 2002 of up to an aggregate of $3.0 million that would be payable in 2003 in cash and/or common stock, at the Company’s option. The Company currently does not expect to achieve the minimum financial targets and, therefore, expects to have no further obligation to the sellers of MeasureUp.

On July 5, 2001, Mr. Scott Wainner commenced an arbitration proceeding against the Company before the American Arbitration Association. Mr. Wainner asserted various claims under an Asset Purchase Agreement, dated July 13, 1999 between the Company and Mr. Wainner relating to the purchase by the Company of certain websites. Mr. Wainner claimed that he was entitled to certain additional payments under the Asset Purchase Agreement and also alleged that the Company had breached other obligations to him.

On August 7, 2002, the arbitrator awarded Mr. Wainner $1.0 million, plus certain costs (the “Award”). Following the issuance of the Award, Mr. Wainner began a court proceeding against the Company in which he sought to confirm the Award and obtain a judgment against the Company. At a hearing on October 16, 2002, the court indicated that it would be granting Mr. Wainner’s request and entering such a judgment. To date, the Company is not aware that the judgment has been so entered and no payment has been made.

The Company has long term obligations for operating leases (principally for its leased facilities in Urbandale, Iowa) which aggregate $11.8 million through 2011, of which $0.4 million is payable during the remainder of 2002, and obligations under capital leases aggregating $1.4 million through 2005, including interest, of which $0.2 million is payable during the remainder of 2002. In September 2002, the Company entered into an amended lease agreement with the landlord of its Urbandale, Iowa facility under which the Company will relinquish all rights to 25,000 sq. ft. of space as of January 1, 2003 in exchange for paying an aggregate of $198,000 during the period January 1, 2003 through December 31, 2007, which amounts are reflected in the lease obligations above. The company expects to realize annual savings of approximately $250,000 as a result of the amended lease agreement, commencing January 1, 2003.

In addition, the Company has commitments under various marketing arrangements to pay an aggregate of $6.4 million through 2004, of which approximately $1.4 million is payable during the remainder of 2002.

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

Intangible assets, excluding goodwill, resulting from acquisitions of websites and other assets are being amortized using the straight-line method over five years which approximates the expected period of benefit.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice’s significant estimates include the useful lives and valuations of fixed assets, goodwill and certain intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No.145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). In most instances, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” This provision of FAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Accounting Principles Board Opinion No. 30 for such classification should be reclassified to conform to the provisions of FAS 145. The Company adopted FAS 145 in the quarter ended September 30, 2002, and, therefore, reclassified a net gain of $5.6 million recognized on the early extinguishment of debt in the quarter ended September 30, 2001.

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

At September 30, 2002 the Company’s outstanding debt approximated $69.4 million, all of which is fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those that would be paid based on the current market rate.

Equity Price Risk

The Company has minimal investments in various equity securities. These investments, as of September 30, 2002, were considered available-for-sale, with the unrealized gains deferred as a component of stockholders’ equity. The Company seeks preservation of capital and selectively considers investments in equity securities as part of its investment strategy.

Item 4.    Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Description

10.1	Separation Agreement dated as of September 30, 2002 between Registrant and Peter Steiner.

99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Company filed a report on Form 8-K on July 24, 2002 relating to the Company’s announcement of its financial results and certain other information for the period ended June 30, 2002.

The Company filed a report on Form 8-K on August 13, 2002 relating to the Company’s announcement of an arbitrator’s award in a previously disclosed arbitration proceeding involving the purchase of certain websites by EarthWeb Inc. (now known as Dice Inc.) in 1999 from Mr. Scott Wainner.

The Company filed a report on Form 8-K on September 13, 2002 relating to the Company’s announcement of the resignations of two directors, Mr. Jack Hidary and Mr. Murray Hidary, from the Company’s Board of Directors, pursuant to letters dated September 12, 2002.

The Company filed a report on Form 8-K on October 8, 2002 relating to the Company’s announcement that it had received a NASDAQ Staff Determination that it is not in compliance with the minimum bid price requirement for continued listing on the NASDAQ National Market, and providing information relating to the Company’s financial performance for the period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, state of New York, on October 24, 2002.

DICE INC.
By:	/s/ MICHAEL P. DURNEY
Michael P. Durney Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Scot W. Melland certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dice Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 24, 2002

/s/ SCOT W. MELLAND
Scot W. Melland Chairman, President & CEO (Principal Executive Officer)

I, Michael P. Durney certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dice Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 24, 2002

/s/ MICHAEL P. DURNEY
Michael P. Durney Senior Vice President, Finance, CFO & Treasurer (Principal Financial Officer)